Form 10QSB
period 1996-06-30
TECH SQUARED INC
filed 1996-08-14
CIK 939077

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                               FORM 10-QSB


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended:  JUNE 30, 1996

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT.

                         Commission File Number:  0-25602


                                TECH SQUARED INC.
       (Exact name of small business issuer as specified in its charter)


          MINNESOTA                                           41-1591872
(State or other jurisdiction                               (I.R.S. Employer
       or organization)                                   Identification No.)


                             5198 WEST 76TH STREET
                            EDINA, MINNESOTA  55439
                  (Address of principal executive offices)


                                (612) 832-5622
                         (Issuer's telephone number)


                                     N/A
            (Former name, former address and former fiscal year,
                        if changed since last report)


          Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Companywas required to file such reports), and (2) has been subject to such
     filing requirements for the past 90 days.  Yes X   No   .
                                                   ---    ---

           As of June 30, 1996, 10,374,870 shares of Common Stock, no par value, of the Company were outstanding.

          Transitional Small Business Disclosure Format (Check One): Yes  ; No X
                                                                        --    --

                              TECH SQUARED, INC.

                                    INDEX




PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----
     Item 1.  Financial Statements

       Consolidated Statements of Financial Position  at June 30, 1996
       (unaudited) and December 31, 1995                                     3

       Consolidated Statements of Operations (unaudited) for the three
       months and six months ended June 30, 1996 and 1995                    4

      Consolidated Statements of Cash Flows (unaudited) for the six
      months ended June 30, 1996 and 1995                                    5

      Notes to Consolidated Financial Statements                             6



     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      7



PART II. OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders            10

     Item 6.  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                   11

ITEM 1.                       FINANCIAL STATEMENTS

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                     June 30,        December 31,
                                                       1996             1995
                                                    -----------     --------------
ASSETS                                                       (Unaudited)
CURRENT ASSETS
 Cash                                                 $489,442         $867,370
 Available-for-sale securities                       1,222,500        1,200,000
 Accounts receivable, net of allowance
   for doubtful receivables of $343,000
   and $381,000 respectively                         2,631,427        2,306,096
 Inventories                                         1,981,306        3,519,368
 Prepaids and other current assets                     228,107          461,227
                                                    -----------     -------------
    TOTAL CURRENT ASSETS                             6,552,782        8,354,061

 Available-for-sale securities                         747,448                -
 Property and equipment, net                           423,132          444,603
 Receivable from officer/stockholder                   196,817          205,800
 Mining assets                                               -          600,000
 Patents and organization costs, net                   133,374          134,790
                                                    -----------     ------------
                                                    $8,053,553       $9,739,254
                                                    -----------     ------------
                                                    -----------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Revolving line of credit                             $352,545        $595,000
 Accounts payable                                    3,829,584       4,927,618
 Accrued compensation and benefits                     150,845         142,846
 Accrued expenses                                      589,195         509,375
 Dividend payable                                      777,287         500,000
                                                    -----------     ------------
    TOTAL CURRENT LIABILITIES                        5,699,456       6,674,839

Dividend payable                                             -         392,707

Minority interest                                      200,671         248,211

Redeemable preferred stock, 12% cumulative
   convertible,  $1 par value; 1,000,000 shares
   authorized; 160,000 and 185,000 shares              162,500         185,000
   issued and outstanding, respectively

Commitments and contingencies

STOCKHOLDERS' EQUITY:
 Common stock: no par value; 25,000,000 shares
   authorized 10,374,870 issued and outstanding              -               -
 Additional paid-in capital                          3,786,955       3,702,066
 Retained earnings (deficit)                        (1,818,529)     (1,463,569)
 Unrealized gain on available-for-sale securities       22,500               -
                                                    -----------     ------------
   TOTAL STOCKHOLDERS' EQUITY                        1,990,926       2,238,497
                                                    -----------     ------------
                                                    $8,053,553      $9,739,254
                                                    -----------     ------------
                                                    -----------     ------------


Note: The consolidated statement of financial position at December 31, 1995 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                Three Months Ended              Six Month Ended
                                            --------------------------     -------------------------
                                              June 30,      June 30,         June 30,      June 30,
                                                1996          1995             1996          1995
                                            ------------   -----------     ------------  -----------
Net Sales                                    $8,631,713    $12,609,507     $17,259,669   $25,076,893
Cost of sales                                 7,743,412     11,425,425      15,358,521    22,489,258
                                            ------------   -----------     ------------  -----------
  GROSS PROFIT                                  888,301      1,184,082       1,901,148     2,587,635

Selling & marketing expenses                    581,080        521,838       1,214,086     1,167,273
General & administrative expenses               506,990        661,786       1,003,338     1,282,549
Research & development expenses                  46,948         27,655          87,548        55,310
                                            ------------   -----------     ------------  -----------
 Total Operating Expenses                     1,135,018      1,211,279       2,304,972     2,505,132
                                            ------------   -----------     ------------  -----------
  OPERATING PROFIT (LOSS)                      (246,717)       (27,197)       (403,824)       82,503

Interest expense, net                            (1,124)       (69,085)         (4,084)     (128,119)
Dividend Income                                   5,400              -           5,400             -
                                            ------------   -----------     ------------  -----------
 PROFIT (LOSS) BEFORE MINORITY
  INTEREST IN LOSSES                           (242,441)       (96,282)       (402,508)      (45,616)

Minority interest in losses                      31,454         13,448          47,541        26,896
                                            ------------   -----------     ------------  -----------
 NET INCOME (LOSS) BEFORE INCOME TAXES        ($210,987)      ($82,834)      ($354,967)     ($18,720)

Tax benefit of change to taxable status               -       $192,500               -      $192,500
Income tax benefit                                    -        $22,460               -       $22,460
                                            ------------   -----------     ------------  -----------
   NET INCOME (LOSS)                          ($210,987)      $132,126       ($354,967)     $196,240

Pro forma income tax provision                        -         (2,411)              -      ($31,911)
                                            ------------   -----------     ------------  -----------
  PRO FORMA NET INCOME (LOSS)                  ($210,987)     $129,715        ($354,967)    $164,329
                                            ------------   -----------     ------------  -----------
                                            ------------   -----------     ------------  -----------

Pro forma net income (loss) per
common share                                      ($0.02)        $0.02           ($0.03)       $0.02
                                            ------------   -----------     ------------  -----------
                                            ------------   -----------     ------------  -----------
Weighted average shares outstanding           10,374,870     8,197,809       10,374,870    7,614,765
                                            ------------   -----------     ------------  -----------
                                            ------------   -----------     ------------  -----------


See accompanying notes to consolidated financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        Six Months Ended
                                                                   ---------------------------
                                                                     June 30,      June 30,
                                                                       1996          1995
                                                                   ------------   ------------
Cash Flows From Operating Activities:
  Net Income (loss)                                                  ($354,967)      $196,240
  Non-cash items included in loss:
   Depreciation and amortization                                        98,142        129,430
   Minority interest in Digital River                                  (47,541)       (26,896)
 Changes In Operating Assets And Liabilities:
  Accounts receivable, net                                            (325,331)    (1,036,891)
  Inventories                                                        1,538,062       (363,620)
  Income taxes                                                               -       (214,960)
  Prepaid and other current assets                                     233,120         26,931
  Accounts payable                                                  (1,141,722)       182,411
  Other current liabilities                                             87,819        284,246
                                                                   ------------    -----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  87,582       (823,109)

Cash Flows From Investing Activities:
  Purchases of property and equipment                                  (75,255)       (37,690)
  Increase in patents and organization costs                                 -        (28,751)
  Change in officer/stockholder receivable                               8,983              -
                                                                   ------------    -----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (66,272)       (66,441)

Cash Flows From Financing Activities:
  Dividends paid                                                      (115,420)          (560)
  Preferred stock redemption                                           (22,500)             -
  Net borrowings (payments) on line of credit                         (242,455)     1,400,000
  Expenses incurred on issuance of common stock                        (18,863)             -
                                                                   ------------    -----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (399,238)     1,399,440
                                                                   ------------    -----------
   NET INCREASE(DECREASE) IN CASH                                     (377,928)       509,890

Cash At Beginning Of Period                                            867,370        619,884
                                                                   ------------    -----------
  CASH AT END OF PERIOD                                               $489,442     $1,129,774
                                                                   ------------    -----------
                                                                   ------------    -----------


See accompanying notes to consolidated financial statements.

                              TECH SQUARED, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 1996



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and sixth month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 annual report on Form 10-KSB.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the presentation used for the three and six month periods ended June 30, 1996.

NOTE 2  -  INVENTORIES

The Company's inventories consist primarily of goods held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

NOTE 3  -  AVAILABLE-FOR-SALE SECURITIES

The trading markets for the Company's available-for-sale securities are highly volatile and may be limited, and there can be no assurance that the ultimate dollar value realized for these investments will be equal to or in excess of the value at which they are currently recorded .

NOTE 4 -  LEASE

In May 1996 the Company executed a new lease on its existing facilities. The new agreement has a 38 month term and includes certain contraction and expansion provisions. Future minimum lease payments, including estimated common area maintenance are as follows:

YEAR ENDING DECEMBER 31,
- ------------------------
        1996                    $87,000
        1997                    189,000
        1998                    207,000
        1999                    105,000


NOTE 5  -  REVOLVING LINE OF CREDIT

As of June 30, 1996 the Company was in violation of the operating results covenant in its line of credit agreement with Norwest Bank Minnesota, NA ("Norwest"). Subsequently, the Company and Norwest agreed verbally to certain amendments to the existing line of credit, including an increase in the interest rate by 1%, a minimum quarterly interest expense of $10,000, a fee of $5,000, and certain other modifications including waiving the defaults, and re-setting the covenants for the remainder of the term. The verbal agreement is subject to final bank approval, and execution of a definitive amendment to the credit agreement. Borrowings under the agreement continue to be secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's President.

                              TECH SQUARED, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The Company sells computer and peripheral products, mainly in the Macintosh market, through direct marketing channels, to mass merchants, and to value
added resellers.   On May 9, 1995, MacUSA  merged with the Jaguar Group, Ltd.
(Jaguar). The merger was accounted for as a "reverse acquisition" under the purchase method in which MacUSA was deemed to have acquired Jaguar, though Jaguar continued as the surviving legal entity. The consolidated financial statements do not reflect the historical operating results of Jaguar prior to the merger because its historical results are not considered meaningful. Following the merger, Jaguar changed its name to Tech Squared Inc.

The Consolidated financial statements include the accounts of Tech Squared Inc., its wholly owned subsidiaries, and Digital River, Inc. ( "Digital River"), which the Company controls through its bargain purchase option to acquire 60% of the outstanding common stock. Digital River is a development stage company in the process of perfecting multiple patent applications involving computer data media security whereby digital data can be restricted by a security lock and can be subsequently decoded releasing the data for use.

For the three months ended June 30, 1996 the Company recorded a net loss of ($211,000) or ($0.02) per share compared to a pro forma net income of $130,000 or $0.02 per share in the second quarter of 1995. For the sixth months ended June 30, 1996 the Company recorded a net loss of ($355,000) or ($0.03) per share, compared to a pro forma net income of $164,000 or
$0.02  per share for the comparable period of 1995.    At June 30, 1996  the
Company had cash of $489,000 of which  $372,000 was in  Digital River and
available only to fund the operations of Digital River.   Availability under
the Company's discretionary revolving line of credit totaled $2.1 million as of June 30, 1996.

RESULTS OF OPERATIONS

NET SALES

Net sales for the Company's second quarter ended June 30, 1996 totaled $8,632,000 compared to $12,610,000 for the corresponding period of 1995.
The decrease in sales of 31.6 % is due to an overall slowdown in the demand for Macintosh related products and a significant decline in sales to the
Company's distribution and mass merchant customers.   Net sales for the first
six months of 1996 totaled $17,260,000 compared to $25,077,000 for the same period in 1995. In both the second quarter and the six month period the Company experienced significant declines in sales of storage devices including hard drives, optical drives, and removable storage drives. In the fourth quarter of 1995 the Company decided to de-emphasize sales into the mass merchant channel and stopped shipping product under the PLI brand name
acquired in the second quarter of 1995.   Sales from these two areas in 1995
were approximately $2,800,000 and $5,300,000 in the second quarter and six
month periods ended June 30, 1995, respectively.    The decline in sales from
the Company's distribution, mass merchant, and PLI customers was somewhat offset by an increase in sales to the Company's DTP Direct catalog customers of approximately 5% compared to 1995.

GROSS PROFIT

Gross profit for the quarter ended June 30, 1996 was $888,000 or 10.3% of net sales compared to $1,184,000 or 9.4 % of net sales for the comparable
period of 1995.   Gross profit for  the six month period ended June 30, 1996 was $1,901,000  or 11.0 % of net sales compared to  $2,588,000 or 10.3% of net sales for the same period in 1995. Gross profit as a percentage of net sales increased in 1996 due to the significant reduction in sales to the mass merchant channel and under the PLI brand name which have historically carried
lower gross margins than the Company's direct sales.   Gross margin
percentage in the second quarter of 1996 declined from 11.7% of sales in the first quarter of 1996 due to competitive pressures and more aggressive pricing by the Company in the current quarter. The Company expects ongoing competitive pressure on gross margins in 1996.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses totaled $581,000 or 6.7% of sales during the quarter ended June 30, 1996 compared to $522,000 or 4.1% of sales during the
corresponding period of 1995.   For the six month period ending June 30, 1996
selling and marketing expenses were $1,214,000 compared to $1,167,000 for the
same period in 1995.   As a percentage of sales, selling and marketing
expenses for the first six months of 1996 increased to 7.0% of net sales from
4.7% of net sales for the same six month period in 1995.   The increase as a
percent of sales is due in part to an increase in personnel for the DTP sales force, causing commissions to rise to 2.2% of sales for the second quarter of 1996 compared to 1.2% for the second quarter of 1995. Commissions for the six month period ended June 30, 1996 were 2.3% of sales compared to 1.2% of sales for the same period in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the second quarter ended June 30, 1996 were $507,000 compared to $662,000 for the comparable period of 1995. For the six month period ended June 30, 1996 general and administrative expenses were $1,000,000 compared to $1,300,000 for the same period in 1995. The decrease is primarily due to the voluntary salary elimination by the president of the Company and an overall reduction in variable expenses
associated with sales.   The reduction in general overhead was offset in part
by an increase in costs associated with being a public company.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are all incurred by the Company's Digital River Inc. subsidiary. Research and development expenses were $47,000 and $88,000 in the second quarter and six months ended June 30, 1996 compared to $28,000 and $55,000 in the same periods of 1995. The increase reflects the increase in personnel and in costs associated with ongoing development activities by Digital River .

NET  INTEREST  EXPENSE

Net  interest expense for the second quarter ended June 30, 1996 was $1,000
compared to $69,000 for the same period in 1995.   Interest expense for the
six month period ended June 30, 1996 was $4,000 compared to $128,000 for the same period in 1995. The decrease in interest expense is due to a significant decrease in the average outstanding balance on the Company's line of credit.

DIVIDEND INCOME

The Company recorded $5,400 of dividend income in the second quarter from its investment in CAM Designs Inc.

INCOME TAXES

In the second quarter of 1996 the Company recorded no income tax provision due to the Company's inability to currently record net operating loss benefit
carry forwards for financial reporting purposes.   In the second quarter of
1995 the company recorded an income tax benefit of $215,000 including $193,000 due to the change in taxable status from an S Corporation as a result of the merger with Jaguar.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at June 30, 1996 , consisted of liquid funds, a revolving line of credit agreement with Norwest Bank Minnesota, NA ("Norwest"), and vendor trade credit lines.

As of June 30, 1996 the Company had working capital of  $853,000.    This
working capital has been reduced by a dividend declared but not yet paid in the amount of $777,000 which is subordinated to the Company's indebtedness under a line of credit with Norwest pursuant to the terms of a Credit and

Security Agreement dated January 3, 1996. Pursuant to a related debt subordination agreement with Norwest, the Company is only allowed to pay $200,000 in 1996 of which $146,000 has been paid through July 31, 1996, and certain other amounts in the event of additional cash influxes into the Company.

Borrowings under the $4,000,000 line of credit with Norwest are payable on demand, limited by eligible percentages of accounts receivable, inventory and certain investments, and bear interest at the prime rate plus 1%. The agreement requires the Company to maintain certain covenants including a minimum net worth, current ratio, debt to equity ratio, and certain operating results. As of June 30, 1996 the Company was in violation of its operating results covenant. Subsequently, the Company and Norwest agreed verbally to certain amendments to the existing line of credit, including an increase in the interest rate by 1%, a minimum quarterly interest expense of $10,000, a fee of $5,000, and certain other modifications including waiving the defaults, and re-setting the covenants for the remainder of the term. The verbal agreement is subject to final bank approval, and execution of a definitive amendment to the credit agreement. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's President.

Inventories decreased from $3,519,000, as of December 31, 1995 to $1,981,000 as of June 30,1996. This decrease resulted primarily from reduction of inventories related to a significant purchase in October 1995 and from improved inventory management. Capital expenditures totaled $55,000 in the second quarter of 1996 compared to $11,000 for the second quarter of 1995. For the six month period ended June 30, 1996 capital expenditures were approximately $75,000 compared to $38,000 for the same period in 1995.

The Company believes that funds generated from management of receivable and inventory levels, advances under its discretionary line of credit, further expansion of lines with trade creditors, the cash on hand and potential proceeds from the sale of its investments, will be sufficient to fund its operations through the end of 1996. However, maintaining an adequate level of working capital through the end of 1996 and thereafter depends in part on the success of the Company's sales and marketing efforts, the Company's ability to control operating expenses, and the Company's ability to maintain its relationships with its bank and its suppliers. Furthermore, funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability , or that future capital infusions will be available.

The Company expects that the working capital requirement of its Digital River Inc. subsidiary will exceed the available cash resources currently in the subsidiary. The Company plans to address the need for additional capital by raising additional funds in the form of either equity or debt. There can be no assurance that such additional funding will be available, or if available that it will be available at terms favorable to existing shareholders in Digital River, Inc. or the Company.

DIGITAL RIVER, INC.

The Company's Digital River subsidiary recorded a loss of $79,000 in the second quarter of 1996 compared to $34,000 in the second quarter of 1995. The increase in the loss reflects the increase in personnel and in costs associated with ongoing development activities.

                        PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On June 6, 1996 the Company convened the annual meeting of its shareholders. The shareholders elected Joel Ronning and James Kramer to serve as directors for a one year term expiring at the annual meeting of shareholders in 1997 or until their successors are otherwise duly elected and qualified (7,895,890 votes in favor and 4,401 withhold authority). The shareholders also approved the following matters as indicated: (i) Tech Squared Inc. 1995 Employee Stock Option Plan (7,287,646 votes in favor, 13,398 votes against, and 2,288 votes abstaining); (ii) Tech Squared Inc. 1995 Non-Employee Director Stock Option Plan (7,283,476 votes in favor, 13,958 votes against, and 5,898 votes abstaining) ; Arthur Andersen LLP as independent auditors of the company for the year ending December 31, 1996 (7,897,933 votes in favor, 1,485 votes against, and 873 votes abstaining).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

             10.1 Lease Agreement Between Churchill Winston Limited Partnership Landlord and Tech Squared Inc. Tenant, dated May 1, 1996.

             27.1   Financial Data Schedule.

        (b)  Reports on Form 8-K

               None

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECH SQUARED, INC.







August 9, 1996                         /s/ Joel Ronning
                                       ------------------------------------
                                       Joel Ronning
                                       President (as principal executive and
                                       operating officer and principal financial
                                       and accounting officer)

                                EXHIBIT INDEX


EXHIBIT INDEX       DESCRIPTION                                           PAGE NUMBER.

10.1                Lease Agreement Between Churchill Winston Limited
                    Partnership Landlord and Tech Squared Inc. Tenant,
                    dated May 1, 1996.                                             13



27.1                Financial Data Schedule                                        51


