Form 10QSB
period 1996-09-30
TECH SQUARED INC
filed 1996-11-14
CIK 939077

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    US SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


     (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

               For the Quarterly Period Ended: SEPTEMBER 30, 1996

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


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No ____.

     As of November 1, 1996, 10,374,870 shares of Common Stock, no par value, of the Company were outstanding.

     Transitional Small Business Disclosure Format (Check One):
Yes ____; No __X__

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TECH SQUARED, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
    Item 1.  Financial Statements

    Consolidated Statements of Financial Position  at September 30, 1996
     (unaudited) and December 31, 1995                                        3

    Consolidated Statements of Operations (unaudited) for the three
     months and nine months ended September  30, 1996 and 1995                4

     Consolidated Statements of Cash Flows (unaudited) for the nine
      months ended September 30, 1996 and 1995                                5

     Notes to Consolidated Financial Statements                               6



    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          12

         Item 5.  Other Information                                          12

         Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                   13

ITEM 1.                  FINANCIAL STATEMENTS

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                         September 30,   December 31,
                                              1996          1995
                                         -------------  -------------
ASSETS                                    (Unaudited)

CURRENT ASSETS
Cash                                        $352,918        $867,370
Available-for-sale securities              1,284,375       1,200,000
Accounts receivable, net of allowance
  for doubtful receivables of $398,000
  and $381,000 respectively                2,808,214       2,306,096
Inventories                                2,390,455       3,519,368
Prepaids and other current assets            570,543         461,227
                                           ---------       ---------
  TOTAL CURRENT ASSETS                     7,406,505       8,354,061


Available-for-sale securities                747,448               -
Property and equipment, net                  453,358         444,603
Receivable from officer/stockholder          199,267         205,800
Mining assets                                      -         600,000
Patents and organization costs, net          139,049         134,790
                                           ---------       ---------
                                          $8,945,627      $9,739,254
                                          -----------     ----------
                                          -----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving line of credit                    $767,377        $595,000
Accounts payable                           4,433,074       4,927,618
Accrued compensation and benefits            187,086         142,846
Accrued expenses                             552,632         509,375
Dividend payable                             727,104         500,000
                                          ----------      ----------
  TOTAL CURRENT LIABILITIES                6,667,273       6,674,839

Dividend payable                                   -         392,707

Minority interest                            119,668         248,211

Redeemable preferred stock, 12%
   cumulative convertible,  $1 par
   value; 1,000,000 shares authorized;
   160,000 and 185,000 shares issued         162,500         185,000
   and outstanding, respectively

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock: no par value; 25,000,000
  shares authorized 10,374,870 issued
  and outstanding                                  -               -
Additional paid-in capital                 3,771,964       3,702,066
Retained earnings (deficit)               (1,860,153)     (1,463,569)
Unrealized gain on available-for-sale
  securities                                  84,375               -
                                          ----------      ----------
   TOTAL STOCKHOLDERS' EQUITY              1,996,186       2,238,497
                                          ----------      ----------
                                          $8,945,627      $9,739,254
                                          ----------      ----------
                                          ----------      ----------

Note: The consolidated statement of financial position at December 31, 1995 has been derived from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       Three Months Ended                    Nine Month Ended
                                   -----------------------------       -----------------------------
                                   September 30,   September 30,       September 30,   September 30,
                                       1996            1995                1996              1995
                                   -------------   -------------       -------------   -------------
Net Sales                             $9,254,257      $8,842,135        $26,513,926      $33,919,025
Cost of sales                          8,229,814       9,148,733         23,588,335       31,637,988
                                   -------------   -------------        -----------     ------------
  GROSS PROFIT                         1,024,443        (306,598)         2,925,591        2,281,037

Selling & marketing expenses             497,406         522,373          1,711,492        1,689,646
General & administrative expenses        579,607         699,171          1,582,945        1,981,720
Research & development expenses           54,821          39,254            142,369           94,564
                                   -------------   -------------        -----------     ------------
 Total Operating Expenses              1,131,834       1,260,798          3,436,806        3,765,930
                                   -------------   -------------        -----------     ------------
  OPERATING PROFIT (LOSS)               (107,391)     (1,567,396)          (511,215)      (1,484,893)

Interest expense, net                    (18,841)        (61,959)           (22,925)        (190,078)
Dividend Income                            3,600                              9,000
                                   -------------   -------------        -----------     -------------
 PROFIT (LOSS) BEFORE MINORITY
  INTEREST IN LOSSES                    (122,632)     (1,629,355)          (525,140)      (1,674,971)

 Minority interest in losses              81,003          16,158            128,544           43,054
                                   -------------  --------------        -----------     ------------
  NET INCOME (LOSS) BEFORE
   INCOME TAXES                         ($41,629)    ($1,613,197)         ($396,596)     ($1,631,917)

Tax benefit of change to
 taxable status                                -               -                  -         $192,500
Income tax benefit                             -               -                  -          $22,460
                                    -------------  --------------        -----------     ------------
  NET INCOME (LOSS)                     ($41,629)    ($1,613,197)         ($396,596)     ($1,416,957)

Pro forma income tax provision                 -               -                  -         ($31,911)
                                    -------------  --------------        -----------     ------------
  PRO FORMA NET INCOME (LOSS)           ($41,629)    ($1,613,197)         ($396,596)     ($1,448,868)
                                    -------------  --------------        -----------     ------------
                                    -------------  --------------        -----------     ------------

Pro forma net income (loss) per
 common share                             ($0.01)         ($0.17)            ($0.04)          ($0.17)
                                    -------------  --------------        -----------     ------------
                                    -------------  --------------        -----------     ------------

Weighted average shares
 outstanding                          10,374,870       9,620,925         10,374,870        8,290,833
                                   -------------  --------------        -----------     ------------
                                   -------------  --------------        -----------     ------------

See accompanying notes to consolidated financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  Nine Months Ended
                                                          ----------------------------------
                                                          September 30,        September 30,
                                                              1996                  1995
                                                          -------------        -------------
Cash Flows From Operating Activities:
   Net Income (loss)                                         ($396,596)         ($1,416,957)
   Non-cash items included in loss:
    Depreciation and amortization                              160,726              185,533
    Minority interest in Digital River                        (128,544)             (43,054)
   Changes In Operating Assets And Liabilities:
    Accounts receivable, net                                  (502,118)             409,195
    Inventories                                              1,128,913            1,277,058
    Income taxes                                                     -             (214,960)
    Prepaid and other current assets                          (109,316)            (329,022)
    Accounts payable                                          (538,219)          (1,392,094)
    Other current liabilities                                   87,497               82,085
                                                            -----------          -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (297,657)          (1,442,216)
Cash Flows From Investing Activities:
   Purchases of property and equipment                        (166,008)             (50,336)
   Increase in patents and organization costs                   (7,731)             (30,166)
   Change in officer/stockholder receivable                      6,533                    -
                                                            -----------          -----------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (167,206)              (80,502)

Cash Flows From Financing Activities:
   Dividends paid                                             (165,603)                 (560)
   Preferred stock redemption                                  (37,500)                    -
   Net borrowings (payments) on line of credit                 172,377              (355,000)
   Payment for stock repurchase                                      -              (173,485)
   Issuance of common stock                                    (18,863)            2,087,885
                                                            -----------          -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (49,589)            1,558,840
                                                            -----------          -----------
     NET INCREASE(DECREASE) IN CASH                           (514,452)               36,122

Cash At Beginning Of Period                                    867,370               818,507
                                                            -----------          -----------
     CASH AT END OF PERIOD                                    $352,918              $854,629
                                                            -----------          ------------
                                                            -----------          ------------

See accompanying notes to consolidated financial statements.

                               TECH SQUARED, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 annual report on Form 10-KSB.

The Consolidated financial statements include the accounts of Tech Squared Inc., its wholly owned subsidiaries, and Digital River, Inc. ( "Digital River"), which the Company controls through its bargain purchase option to acquire 60% of the outstanding common stock. Digital River has developed and is operating a proprietary system which allows the secure sale and
delivery of software, fonts and images on-line, via the internet.    Digital
River's first  on-line software sale and delivery occurred in August, 1996.

Certain amounts in the financial statements of prior periods have been reclassified to conform to the presentation used for the three and nine month periods ended September 30, 1996.

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

In October 1996 Hanover Gold Company, Inc. ("Hanover") completed the registration of the Company's 525,000 shares of Hanover common stock. Additionally, Hanover filed suit against the Company for breach of contract and injunctive relief to force the Company to break escrow and release title to its Montana Gold mining properties in exchange for 400,000 shares of Hanover common stock held in escrow. Although the Company has not yet filed its answer to the Complaint, the Company has notified Hanover of some of its counterclaims. The ultimate outcome of the lawsuits cannot be determined at this time, however, it could significantly impact the carrying value and nature of the mining assets currently recorded in the Company's Consolidated Statement of Financial Position.

NOTE 4 -  LEASE

In May 1996 the Company executed a new lease on its existing facilities. The new agreement has a 38 month term and includes certain contraction and expansion provisions. Future minimum lease payments, including estimated common area maintenance are as follows:

Year ending December 31,

     1997                       $189,000
     1998                        207,000
     1999                        105,000

NOTE 5  -  REVOLVING LINE OF CREDIT

In November, 1996 the Company entered into an amendment to its existing line of credit with Norwest. The amendment includes an extension of the term from December 31, 1996 to April 30, 1997, an increase in the interest rate by 1%, a minimum quarterly interest expense of $10,000, a fee of $8,000, and certain other modifications including waiving the defaults, and re-setting the covenants for the remainder of the term.

Borrowings under the $4,000,000 line of credit with Norwest, as amended, are payable on demand, limited by eligible percentages of accounts receivable, inventory and certain investments, and bear interest at the prime rate plus 2%. The agreement requires the Company to maintain certain covenants including a minimum net worth, current ratio, debt to equity ratio, and certain operating results. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's CEO.

NOTE 6 -  DIGITAL RIVER

Digital River, Inc. ( "Digital River"), which the Company controls through its bargain purchase option to acquire 60% of the outstanding common stock, has developed and is operating a proprietary system which allows the secure sale and
delivery of software, fonts and images on-line, via the internet.    Digital
River's first  on-line software sale and delivery occurred in August, 1996.

The working capital requirements of Digital River will exceed the available cash resources currently in Digital River. To address its need for additional financing Digital River has signed a letter of intent for a private placement of its common stock with a minimum of $2.0 million and a maximum of $4.0 million in gross proceeds. If the offering is successfully completed the proceeds will be used to fund product development and expand Digital River's sales and marketing activities, including additions to its management team. There is no assurance that this offering or any other additional financing will be successfully completed, or if completed that it will be completed at terms favorable to existing shareholders of Digital River, or to the Company.

Summarized condensed financial information of Digital River is as follows (in 000's):

      BALANCE SHEET INFORMATION

                                   Sept. 30,       Dec. 31,
                                     1996            1995
                                     ----            ----
       Cash                         $ 171           $ 487
       Total assets                   409             635
       Current liabilities            110               9
       Stockholders' equity           299             627

      OPERATING INFORMATION
                                       Three Months Ended
                                          September 30,
                                       ------------------
                                         1996       1995
                                         ----       ----
       Net sales                        $  30       $  -
       Operating expenses                 222         45
       Net loss                          (203)       (40)

                               TECH SQUARED, INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10-KSB for the year ended December 31, 1995.

The Company sells computer and peripheral products, mainly in the Macintosh market, through direct marketing channels, and to value added resellers.
On May 9, 1995, MacUSA merged with the Jaguar Group, Ltd. (Jaguar). The merger was accounted for as a "reverse acquisition" under the purchase method in which MacUSA was deemed to have acquired Jaguar, though Jaguar continued as the surviving legal entity. The consolidated financial statements do not reflect the historical operating results of Jaguar prior to the merger because its historical results are not considered meaningful. Following the merger, Jaguar changed its name to Tech Squared Inc.

The Consolidated financial statements include the accounts of Tech Squared Inc., its wholly owned subsidiaries, and Digital River, Inc. ( "Digital River"), which the Company controls through its bargain purchase option to acquire 60% of the outstanding common stock. Digital River has developed and is operating a proprietary system which allows the secure sale and
delivery of software, fonts and images on-line, via the internet.    Digital
River's first  on-line software sale and delivery occurred in August, 1996.

For the three months ended September 30, 1996 the Company recorded a net loss of ($54,000) or ($0.01) per share compared to a net loss of ($1,613,000) or ($0.17) per share in the third quarter of 1995. For the nine months ended September 30, 1996 the Company recorded a net loss of ($409,000) or ($0.04) per share, compared to a pro forma net loss of ($1,449,000) or ($0.17)
per share for the comparable period of 1995.    Excluding the Company's share
of the Digital River loss which amounted to ($122,000) the Company recorded a net income of $80,000 in the third quarter of 1996. This is the first profitable quarter for the Company's core operations, excluding Digital River, since the Quarter ended June 30, 1995.

Summarized condensed financial information for Tech Squared, Inc. excluding Digital River is as follows (In 000's):

      BALANCE SHEET INFORMATION

                                      Sept. 30,       Dec. 31,
                                         1996            1995
                                      ---------       --------
      Current assets                  $  7,243        $  7,867
      Total assets                       8,567           9,109
      Current liabilities                6,587           6,666
      Stockholders' equity               1,832           1,866

      OPERATING INFORMATION
                                          Three Months Ended
                                             September 30,
                                          ------------------
                                            1996      1995
                                            ----      ----
      Net sales                           $ 9,224   $8,842
      Operating expenses                      910    1,215
      Net income (loss)                        80   (1,589)

At September 30, 1996 the Company had cash of $353,000 of which $171,000 was in Digital River and available only to fund the operations of Digital River. Availability under the Company's discretionary revolving line of credit totaled $1.7 million as of September 30, 1996.

RESULTS OF OPERATIONS

NET SALES

Net sales for the Company's third quarter ended September 30, 1996 totaled $9,254,000 compared to $8,842,000 for the corresponding period of 1995. The increase in sales of 4.7 % is due to an increase in sales to the Company's DTP Direct catalog customers of approximately 21% and an increase in sales to the Company's distribution customers of approximately 18%, offset by significant reductions in sales to the Company's mass merchant and PLI customers of approximately $1.2 million.

Net sales for the first nine months of 1996 totaled $26,514,000 compared to $33,919,000 for the same period in 1995. The decline in year-to-date sales is primarily due to the Company's decision In the fourth quarter of 1995 to de-emphasize sales into the mass merchant channel and to stop shipping product under the PLI brand name acquired in the second quarter of 1995. Sales from these two areas in the nine months ended September 30, 1995 were approximately $6.5 million. Sales to the Company's distribution customers also declined $2.5 million in the nine month period due to significant declines in sales of storage devices including hard drives, optical drives, and removable storage drives. The decline in sales from the Company's distribution, mass merchant, and PLI customers was somewhat offset by an increase in sales to the Company's DTP Direct catalog customers of approximately 11% compared to the nine months ended September 30, 1995.

Digital River recorded net sales in the third quarter of 1996 totaling approximately $30,000. Prior to the third quarter, Digital River had not recorded any revenue.

GROSS PROFIT

Gross profit for the quarter ended September 30, 1996 was $1,024,000 or 11.1% of net sales compared to $(307,000) or (3.5)% of net sales for the comparable period of 1995. Gross profit for the nine month period ended September 30, 1996 was $2,926,000 or 11.0% of net sales compared to $2,281,000 or 6.7% of net sales for the same period in 1995. Gross profit as a percentage of net sales increased in 1996 due to the significant reduction in sales to the mass merchant channel and under the PLI brand name which have historically carried lower gross margins than the Company's direct sales. Gross margin in the third quarter of 1995 was negatively impacted by an adjustment of ($1,008,000) relating to the reduction of certain inventories to their lower of cost or market values, and certain other adjustments.

The Company expects ongoing competitive pressure on gross margins in 1996 and beyond.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses totaled $497,000 or 5.4% of sales during the quarter ended September 30, 1996 compared to $522,000 or 5.9% of sales during the corresponding period of 1995. For the nine month period ending September 30, 1996 selling and marketing expenses were $1,711,000 compared to $1,690,000 for the same period in 1995. As a percentage of sales, selling and marketing expenses for the first nine months of 1996 increased to 6.5% of net sales from 5.0% of net sales for the same nine month period in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the third quarter ended September 30, 1996 were $580,000 compared to $699,000 for the comparable period of 1995. For the nine month period ended September 30, 1996 general and administrative expenses were $1,583,000 compared to $1,982,000 for the same period in 1995. The decrease is primarily due to the voluntary salary elimination by the CEO of the Company from October 1995 to June 1996, and an overall reduction in variable expenses associated with sales. The reduction in general overhead was offset in part by an increase in costs associated with being a public company.

Digital River recorded general and administrative expenses of $143,000 in the third quarter of 1996 compared to $4,000 in the third quarter of 1995. The increase is primarily due to an increase in personnel costs, legal costs, travel costs, and due to an inter company charge of $30,000 for administrative services provided by Tech Squared to Digital River prior to September 30, 1996.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are all incurred by Digital River. Research and development expenses were $55,000 and $142,000 in the third quarter and nine months ended September 30, 1996 compared to $39,000 and $95,000 in the same periods of 1995. The increase reflects the increase in personnel and in costs associated with ongoing development activities by Digital River.

NET INTEREST EXPENSE

Net interest expense for the third quarter ended September 30, 1996 was $19,000 compared to $62,000 for the same period in 1995. Interest expense for the nine month period ended September 30, 1996 was $23,000 compared to $190,000 for the same period in 1995. The decrease in interest expense is due to a significant decrease in the average outstanding balance on the Company's line of credit.

DIVIDEND INCOME

The Company recorded $3,600 and $9,000 of dividend income in the third quarter and nine months ended September 30 1996, respectively, from its investment in CAM Designs Inc.

INCOME TAXES

In the third quarter and nine months ended September 30, 1996 the Company recorded no income tax provision due to the Company's inability to currently record net operating loss benefit carry forwards for financial reporting purposes. In the nine months ended September 30, 1995 the company recorded an income tax benefit of $215,000 including $193,000 due to the change in taxable status from an S Corporation as a result of the merger with Jaguar.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at September 30, 1996 , consisted of liquid funds, a revolving line of credit agreement with Norwest Bank Minnesota, NA ("Norwest"), and vendor trade credit lines.

As of September 30, 1996 the Company had working capital of $739,000. This working capital has been reduced by a dividend declared but not yet paid in the amount of $727,000 which is subordinated to the Company's indebtedness under a line of credit with Norwest pursuant to the terms of a Credit and Security Agreement dated January 3, 1996. Pursuant to a related debt subordination agreement with Norwest, the Company is only allowed to pay $200,000 in 1996 of which $166,000 has been paid through September 30, 1996, and certain other amounts in the event of additional cash influxes into the Company.

In November, 1996 the Company entered into an amendment to its existing line of credit with Norwest. The amendment includes an extension of the term from December 31, 1996 to April 30, 1997, an increase in the interest rate by 1%, a minimum quarterly interest expense of $10,000, a fee of $8,000, and certain other modifications including waiving the defaults, and re-setting the covenants for the remainder of the term.

Borrowings under the $4,000,000 line of credit with Norwest, as amended, are payable on demand, limited by eligible percentages of accounts receivable, inventory and certain investments, and bear interest at the prime rate plus 2%. The agreement requires the Company to maintain certain covenants including a minimum net worth, current ratio, debt to equity ratio, and certain operating results. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's CEO.

Inventories decreased from $3,519,000, as of December 31, 1995 to $2,390,000 as of September 30,1996. This decrease resulted primarily from reduction of inventories related to a significant purchase in October 1995 and from improved inventory management. Capital expenditures totaled $166,000 in the nine months ended September 30, 1996 compared to $50,000 for the comparable period of 1995. The increase is primarily due to capital expenditures by Digital River of $77,000.

The Company believes that funds generated from management of receivable and inventory levels, advances under its discretionary line of credit, further expansion of lines with trade creditors, the cash on hand and potential proceeds from the sale of its investments, will be sufficient to fund its operations through the end of 1996. However, maintaining an adequate level of working capital through the end of 1996 and thereafter depends in part on the success of the Company's sales and marketing efforts, the Company's ability to control operating expenses, and the Company's ability to maintain its relationships with its bank and its suppliers. Furthermore, funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available.

The working capital requirements of Digital River will exceed the available cash resources currently in Digital River. The Company is addressing the need for additional capital by raising additional funds in the form of either
equity or debt.   Digital River has signed a letter of intent for a private
placement of its common stock with a minimum of $2.0 million and a maximum of $4.0 million in gross proceeds. If the offering is successfully completed the proceeds will be used to fund product development and expand Digital River's sales and marketing activities, including additions to its management team. There is no assurance that this offering or any other additional financing will be successfully completed, or if completed that it will be completed at terms favorable to existing shareholders of Digital River, or to the Company.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         On October 4, 1996 Hanover Gold Company, Inc. ("Hanover") filed suit against Tabor Resources Corporation ("Tabor"), a wholly owned subsidiary of the Company in the United States District Court Eastern District of
Washington.   The complaint seeks to force the Company to break escrow and release title to its Montana Gold mining properties in exchange for 400,000 shares of Hanover common stock held in escrow, along with certain other damages. Although the Company has not yet filed its answer to the Complaint, the Company has notified Hanover of some of its counterclaims. The ultimate outcome of the lawsuits cannot be determined at this time, however, it could significantly impact the carrying value and nature of the mining assets currently recorded in the Company's Consolidated Statement of Financial Position.

         Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and Forms 10-QSB for the quarters ended March 31, 1996 and June 30, 1996 on file with the Securities and Exchange Commission. Except as provided above, during the quarter ended September 30, 1996, the Company was not party to any newly instituted legal proceedings and there have been no material developments during such period to existing legal proceedings.

ITEM 5.  OTHER INFORMATION

         On August 29, 1996 Chuck Reese joined the Company as President and Chief Operating Officer. Joel Ronning, the founder of MacUSA remains the Chief Executive Officer and Chairman of the Board. Mr. Ronning is also the President and CEO of Digital River, where he is currently devoting the majority of his time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              10.1 First Amendment to Credit and Security Agreement between MacUSA, Inc. and Norwest Bank Minnesota, NA dated November 5, 1996.

              10.2 Letter Agreement dated August 20, 1996 to Mr. Charles Reese regarding employment as the Company's President and COO.

              27.1  Financial Data Schedule.

         (b)  Reports on Form 8-K

              None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECH SQUARED, INC.







November 11, 1996                      /s/ Joel Ronning
                                       -----------------------------
                                       Joel Ronning
                                       Chief Executive Officer (as principal
                                       executive and operating officer and
                                       principal financial and accounting
                                       officer)

                                  EXHIBIT INDEX


Exhibit Index    Description                                         Page Number
-------------    -----------                                         -----------

10.1             First Amendment to Credit and Security Agreement
                 between MacUSA, Inc. and Norwest Bank
                 Minnesota, NA dated November 5, 1996.                    15

10.2             Letter Agreement dated August 20, 1996 to
                 Mr. Charles Reese regarding employment as the
                 Company's President and COO.                             25

27.1             Financial Data Schedule                                  28