Form 10KSB
period 1996-12-31
TECH SQUARED INC
filed 1997-03-31
CIK 939077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year ended:  DECEMBER 31, 1996

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission file number:  0-25602


                               TECH SQUARED INC.
                (Name of Small Business  issuer in its Charter)

            MINNESOTA                                      41-1591872
    (State of Incorporation)                (I.R.S. Employer Identification No.)

                             5198 WEST 76TH STREET
                            EDINA, MINNESOTA  55439
                    (Address of principal executive offices)

      The Issuer's telephone number, including area code:  (612) 832-5622

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, NO PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No     .
   -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [   ]

     The Company's revenues for the year ended December 31, 1996 were
$37,387,000

     As of March 15, 1997, 10,374,870 shares of Common Stock of the Company were outstanding, and the aggregate market value of the Common Stock of the Company as of that date (based upon the average of the closing bid and asked price of the Common Stock at that date on the OTC Bulletin Board quotation system), excluding outstanding shares beneficially owned by affiliates, was approximately $1,994,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Shareholders (the "1997 Proxy Statement"), such 1997 Proxy Statement to be filed within 120 days of December 31, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

(a)  BUSINESS DEVELOPMENT

INTRODUCTION

     Tech Squared Inc. ("Tech Squared") was incorporated under the laws of the State of Minnesota in 1988 and currently has three wholly-owned subsidiaries, Tabor Resources Corporation, a Minnesota corporation ("Tabor"), MacUSA, Inc., a Minnesota corporation ("MacUSA") and PLI Corporation, a Nevada corporation ("PLI"). Throughout this document the "Company" is used to refer to Tech Squared Inc. and the subsidiaries discussed above.

     Tech Squared has undergone several name changes since its inception. Royal Energy, Inc., the original predecessor of Tech Squared Inc., was organized in December 1988. In May 1992 Royal Energy, Inc. changed its name to En/Drill America Inc. In December 1994, in connection with the merger between Ionian Capital, Ltd. with and into En/Drill America Inc., En/Drill America Inc. changed its name to The Jaguar Group Ltd. In May 1995, after the merger of MacUSA, Inc. with a subsidiary of The Jaguar Group Ltd, The Jaguar Group Ltd. changed its name to Tech Squared Inc.

COMPANY HISTORY

     In December 1994, the Jaguar Group Ltd. ("Jaguar") acquired Ionian Capital, Ltd., a Minnesota corporation ("Ionian"), in a stock-for-stock merger. Under the terms of the Ionian merger, each share of Jaguar common stock then outstanding was split into one-tenth of a share of Jaguar's common stock and Jaguar's shareholders received a stock purchase warrant to acquire one share of common stock for each 10 shares of Jaguar common stock then held at an exercise price of $3.00 per share for a period of three years. Each shareholder of Ionian was issued one share of common stock in Jaguar for each share of Ionian common stock then outstanding. Immediately after the Ionian merger Ionian's existence terminated, and the pre-merger shareholders of Jaguar owned 59% of Jaguar, the surviving company.

     In April 1995, Jaguar sold all of the common stock of its Winnek subsidiary to William D. Long who was, at that time, a director and an
officer of Jaguar.   Under the terms of the agreement, James Kramer, who was
then a director of Jaguar and is a current director of the Company, received, in trust, 40,000 shares of Jaguar common stock and all of the stock purchase warrants that had been issued to Mr. Long pursuant to the Ionian merger. The agreement calls for Mr. Kramer to make sales of such common stock and warrants and to use the proceeds to satisfy and redeem the Company's outstanding preferred stock. Any sales of such stock and warrants at less than $3.00 per share require the approval of Mr. Long. The agreement terminates on May 1, 1997, when all cash, shares or warrants remaining in trust are to be returned to Mr. Long.

     Pursuant to an Agreement and Plan of Merger effective as of May 9, 1995 (the "Merger Agreement"), a wholly-owned subsidiary of the immediate predecessor of the Company , merged with and into MacUSA (the "Merger"). Pursuant to the Merger Agreement, Jaguar issued to the shareholders of MacUSA
24.7 shares of common stock, no par value, for each of the 284,685 shares of MacUSA common stock outstanding, for an aggregate of 7,031,720 shares or approximately 82% of the shares outstanding immediately following the Merger.
 The Merger was accounted for as a "reverse acquisition" under the purchase method of accounting, pursuant to which MacUSA was deemed to have acquired Jaguar, though Jaguar continued as a surviving legal entity. Prior to the merger, Joel A. Ronning, the founder and CEO of MacUSA, held over 95% of the outstanding common stock of MacUSA. Immediately following the Merger, Mr. Ronning owned 76.4% of Jaguar's outstanding common stock. Following the Merger, on July 10, 1995 the shareholders of the Company approved the change in the Company name from The Jaguar Group Ltd., to Tech Squared Inc.

     In April 1995, prior to the completion of the Merger, the Company's registration statement on Form 10-SB (the "Registration Statement") became effective without certain comments from the Staff of the Securities and Exchange Commission (the "Staff") being addressed. Although there were subsequent communications with and further comments from the Staff following the completion of the Merger, the Staff has never formally communicated to the Company that its comments have been satisfactorily addressed.

     In December 1995, the Company, through its wholly-owned subsidiary MacUSA, was granted, by Joel Ronning, the majority shareholder and CEO of the Company, an option (the "Digital River Option") to acquire 60% of the outstanding common stock (the "Digital River Shares") of Digital River, Inc., a Minnesota corporation ("Digital River"). The option is not transferable and is exercisable at any time through December 31, 2000 for total consideration of $1. During the term of the option, Mr. Ronning has agreed to vote the Digital River Shares at the direction of the Company's Board of Directors. As additional consideration, the Company has agreed to reimburse Mr. Ronning for any tax liability incurred in connection with the transfer of the Option or the shares of Digital River stock issuable upon the exercise thereunder.

     The Digital River Shares are subject to the provisions of a Stock Purchase Agreement dated August 30, 1994 (the "Stock Purchase Agreement"), between Mr. Ronning, Fujitsu Limited, a company organized under the laws of Japan ("Fujitsu"), Digital River, and MacUSA (collectively, the "Parties") and to the provisions of certain related agreements, primarily, a Memorandum of Understanding, an Investors Rights Agreement, a Voting Rights Agreement and a Personal Guaranty and Stock Pledge Agreement among certain of the Parties (collectively, the "Digital River Agreements"). Pursuant to the terms of the Memorandum of Understanding, as a condition to the transfer of the Digital River Shares to MacUSA, MacUSA is required to become a party to the Digital River Agreements. By its terms, the Digital River Option is subject to the terms and conditions of the Digital River Agreements and terminates automatically if any of its terms, including the transfer of the Digital River Shares pursuant to exercise thereof, violate a term or provision of any of the Digital River Agreements.

MATERIAL TRANSACTIONS

     In March 1996, and as amended in April 1996 the Company entered into an Asset Purchase Agreement for the sale of substantially all of its mining properties and rights in the Alder Gulch area of the Virginia City Mining District in southwest Montana (the "Property") in exchange for 525,000 shares of Hanover Gold Company, Inc. ("Hanover") common stock (the "Hanover Shares"). Under Terms of the Agreement, the Property and 400,000 of the Hanover Shares were to be held in escrow pending completion of a registration statement covering the resale of the Hanover Shares and consent by the Company. In October, 1996 Hanover completed the registration of the Hanover Shares.

     Hanover is a public company traded on the NASDAQ Small Cap Market under the symbol "HVGO." Based on the high and low price during 1996 , the market value of the Hanover Shares ranged between $1,509,000 and $492,000. Based on the closing bid price on March 19, 1997, the market value of the Hanover Shares was $640,000. The trading market for the Hanover Shares is volatile and may be limited, and there can be no assurance that such shares will have a market value equal to or in excess of the value depicted herein or reported by the NASDAQ Small Cap Market. The Company may have to bear the economic risk of the entire investment for an indefinite period of time. The Company intends to continue soliciting offers for sale of the remaining Tabor mining assets.

(b) BUSINESS OF ISSUER

     Tech Squared is a national direct marketer and distributor of microcomputer hardware and software products primarily for users of Apple Macintosh-Registered Trademark- personal computers and for users of IBM compatible personal computers. The Company's sales and marketing efforts are currently targeted at desktop publishing ("DTP"), graphic arts and pre-press industries through its catalog, "DTP Direct," and to computer dealers and value-added resellers through its distribution business. The Company offers popular brand name hardware, software and peripherals from leading vendors such as Adobe, Apple, Daystar, GCC, Hewlett-Packard, IBM, Iomega, Kodak, Quantum, Quark, Seagate, Sony, SyQuest, Umax Technologies, and Umax Computer Corporation

     The Company markets its products through targeted mailings of its DTP
Direct catalog which is currently produced six times per year.    The
Company's catalogs include detailed descriptions and full-color photographs of the products sold by the Company. In 1996, the Company mailed approximately 3.5 million catalogs. The Company also markets its products to its DTP Direct customers and dealers through its sales force using outbound telemarketing, to attract and retain its small to mid-sized business customers.

     In 1995 and 1996 sales of Apple Macintosh-Registered Trademark-compatible products represented a substantial majority of the Company's net sales. Apple Macintosh is a registered trademark of Apple Computer. While the Company believes it could diversify its product offerings if its customers desired alternatives, a decline in sales of Macintosh computers or a decrease in the supply of or demand for software and peripherals for such computers could have an adverse impact on the Company's business.

DIRECT MARKETING

     The Company's direct marketing operations are carried out primarily through its DTP Direct catalog. DTP Direct markets a broad assortment of DTP and graphics products through a catalog which is currently published six times per year. The Company published its first DTP Direct catalog in April 1993. From this first catalog which generated approximately $200,000 in revenues per month, the catalog has grown to generate in excess of $1.9 million per month in 1996. DTP Direct is, in part, a successor to the Company's prior direct mail operations. The Company had conducted direct mail sales since its inception with advertisements placed in several industry trade magazines. DTP Direct competes on the basis of price, delivery and depth of product offering, and product knowledge. The Company believes that many of its' customers buy from the Company because of the knowledge and expertise that the Company's sales force has developed.

     The Company's direct marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. The Company continuously attracts new customers by selectively mailing catalogs to prospective customers. Names of prospective customers are obtained from various sources, including vendors, trade publications, and list brokers.

DISTRIBUTION BUSINESS

     The Company's dealer division sells computer hardware and software products, wholesale to computer retailers, value-added resellers ("VARS"), mail order resellers and to electronics mass merchants (the "Distribution Business").

     The Company's Distribution Business focuses on the Desktop Publishing market and in developing a high level of expertise in storage devices which has allowed the Company to identify many smaller dealers and VARs. Sales and marketing activities in the Distribution Business include outbound telemarketing activities to the Company's dealer customer list and a fax broadcast system used to update dealers on current pricing and special offers.

     Historically, storage devices have been the highest percent of dollar sales of any category of peripheral device sold by the Company's Distribution Business. Beginning in late 1995 the Company began broadening the products sold to its dealers and increasing its customer base. Sales of CPU's now constitute the majority of the Company's Distribution Business. The Company has its own private brand of storage device products marketed under the "NuDesignTM" name. These products have historically been sold primarily to the Company's mass merchant retail customers. In late 1995, the Company significantly reduced its sales and marketing activities targeted towards these mass merchant customers because of the high cost of doing business with them and because of increasing downward pressure on gross margins. Sales to these mass merchant customers in 1996 were nominal.

PURCHASING

     The Company purchases from approximately 700 vendors, which include direct purchases from manufacturers and from distributors. In 1996, approximately 20% of the Company's total purchases came from distributors
compared to approximately 14% in 1995.   The Company does not maintain any
long term purchase or supply contracts with any of its vendors instead purchasing primarily on a purchase order basis.

     Sales of products purchased from Syquest Technology Inc. ("Syquest"), accounted for 10% and 18% of total sales in 1996 and 1995, respectively. Since their first quarter ended February 2, 1996, Syquest has continued to report significant net losses, and has experienced significant financial
difficulties.   Sales of products purchased from Umax Computer Corporation
("UCC") accounted for 12% of total sales in 1996, and 22% of total sales in the second half of 1996. The Company believes it could diversify its product supply sources. There can be no assurance that Syquest, UCC or any other Company supplier will remain in business or that they will be able to fulfill the Company's supply requirements or its supply schedule. Any inability to do so by such suppliers, or the Company's inability to locate other suppliers, could have a material adverse effect on the Company.

     The Company's suppliers make funds available to the Company to promote and increase sales of their products. The Company typically receives price protection should a vendor subsequently lower its price.

COMPETITION

     A substantial number of companies, both large and small, compete in the retail and wholesale computer industry. The industry is characterized by rapid technological advances in both hardware and software, short product life cycles, and continuing downward pressure on product prices and margins.

     The Company's DTP Direct catalog competes with consumer electronic and computer retail stores, including superstores, and other direct marketers of software and computer related products. Additionally, the Company competes with other direct marketing companies. Some of the catalogs within this channel include: CDW, Creative Computers' MacMall, MacConnection, MacWAREHOUSE, MicroWAREHOUSE, Multiple Zones, PC Connection and PrePress Direct.

     Competition for the Company's Distribution Business comes primarily from the largest distributors whose general scale of operations supports competitive pricing for desktop publishing products without need for specialization. These major distributors and competition include but are not limited to Ingram Micro, Merisel and Tech Data. The principal factors on which competition is based in this market are price, product availability, delivery time and the willingness of the distributor to extend credit to the reseller.

     Nearly all of the Company's competitors have substantially greater financial, marketing, and technological resources, larger product lines, larger customer bases, greater name recognition, and greater purchasing power with vendors than the Company. There can be no assurance that the Company can continue to compete effectively against existing competitors or competitors that may enter the market. In addition, price is an important competitive factor in the personal computer software and hardware market and there can be no assurance that the Company will not be subject to increased price competition.

BRANDED PRODUCTS

     The Company manufactures and markets products under several brand names. All branded products are assembled at the Company's Edina, Minnesota headquarters. Assembling operations consist of final assembly, testing and formatting of storage devices into external storage devices which can be "plugged-in" to an Apple Macintosh computer, as well as upgrades to CPU's. A summary of the brands that the Company offered in 1996 is as follows:

     MIRROR. The Company acquired the rights to the Mirror product line in 1994. The Company currently markets storage devices under the "Mirror" name.
 The Company previously marketed video cards, monitors, and scanners under the Mirror name as well. Mirror branded products are sold primarily through direct channels with emphasis on sales through the DTP Direct catalog.

     NUDESIGN. Products marketed under the "NuDesign" name include printers and storage devices. NuDesign products were sold primarily to the Company's mass merchant customers. In late 1995, the Company significantly reduced its sales and marketing activities targeted at its mass merchant customers in favor of greater focus on direct marketing activities. Sales to these mass merchant customers were negligible in 1996.

     NUDESIGN PRO. In 1995, the Company introduced a line of hot swapable storage systems using the NuDesign PRO brand name. These products are targeted and sold primarily through the Company's DTP Direct catalog and through its Distribution Business.

     PLI. In February 1995, the Company, through its wholly-owned subsidiary PLI Corporation, began fulfillment operations for Peripheral Land, Inc. pursuant to an Order Fulfillment Agreement and a Technical Support and
Warranty Agreement.   In May 1995, the Company licensed the right to market
under the Peripheral Land, Inc. brand name and purchased certain tangible assets from Peripheral Land, Inc. In connection with these agreements, the Company encountered certain disputes with Peripheral Land, Inc., including certain claimed events of default. In late 1995, the Company stopped marketing, selling and supporting products under the Peripheral Land, Inc. brand name. In 1996, the Company settled all outstanding disputes with Peripheral Land, Inc. and all agreements with Peripheral Land, Inc. were canceled. Sales of PLI products in 1996 were negligible.

RETURN POLICY

     Certain products identified as such in the Company's DTP Direct catalog, including tape drives, hard drives, optical drives, and CD-ROM drives may be returned within 30 days from the date shipped by the Company for a full refund of the purchase price excluding original shipping charges. Returned product must be in like new condition, in original packing, complete with all warranty cards, manuals, cables and other materials as originally shipped, and must not be modified or damaged. After 30 days from shipment, it is the Company's policy to not give credit or refunds. Provisions are made currently for estimated product returns expected to occur under the Company's return policy.

GOVERNMENT REGULATION

     The Company presently collects Minnesota sales tax on sales made within the State of Minnesota. Various states have attempted to impose on direct marketers, the burden of collecting use taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose use tax collection obligations on an out-of state mail order company whose only contact with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. If legislation is passed to overturn the United States Supreme Court's decision, the imposition of a use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer, and could have a material adverse effect on the Company.

     The United States Department of State and Department of Commerce restrict the export of encrypting technology outside of the United States. Although Digital River does not currently believe its method of conducting business is impacted to any significant degree by these restrictions, any significant change in these rules or interpretations or any failure by Digital river to comply with existing or future restrictions could have a material adverse impact on the business of Digital River.

DIGITAL RIVER, INC.

     Digital River is developing and is operating a proprietary system which allows the secure sale and delivery of software, fonts and images ("Software Products") on-line, via the Internet. Through contractual relationships with software developers, Digital River is building an electronic inventory of software products. Digital River will provide its electronic inventory for on-line sale and delivery to Internet end users through software developer home pages, software retailer home pages, and through high traffic Internet sites operated by non-traditional software retailers. Digital River's first on-line software sale and delivery occurred in August, 1996. As of March 26, 1997 Digital River had contractual relationships with 145 software developers, 65 of which are marketing on-line through Digital River, with the others being in various stages of connectivity to Digital River's distribution systems.

     Digital River's on-line distribution system provides advantages to software developers including; increased margins due to cost savings resulting from elimination of floppy disks, manuals, packaging, shipping and handling, and product returns and obsolescence; upgrades completed on-line; immediate availability of new versions, bug fixes, etc.; and virtually unlimited "shelf space" in Digital River's electronic inventory. Digital River's on-line distribution also allows developers access to potential sales of software from three different sources; the developer's home page; a traditional software retailer's home page; or from a non-traditional software retailer's home page.

     Digital River's strategy is to become a leading on-line distributor of software products. The key elements to this strategy include, building a large electronic inventory of software products by signing on-line distribution agreements with many software developers, providing access to this electronic inventory to a large number of software retailers, providing on-line software sales opportunities to non-traditional software retailers with high traffic internet sites, and extending the encryption and secure transaction technology to the delivery of software products via large capacity media.

     As of March 13, 1997 Digital River had 15 full-time  employees, with 7
in sales and marketing, and 6  in product development.   Since September,
1996 Mr. Ronning, the Chairman and CEO of Tech Squared, has devoted the majority of his efforts on behalf of the Company to Digital River.

     Competition for Digital River will come from other companies who have or will develop businesses based on digital distribution over the internet, from traditional distributors, and from independent software vendors who sell direct to end users. It is likely that many of Digital River's competitors and potential competitors will have significantly greater financial, technical, sales and marketing resources, greater name recognition, more extensive customer bases, and significantly larger strategic relationships in the industry than Digital River. Accordingly it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     Digital River has only a limited operating history and as such will be subject to significant risks, expenses, and problems typically encountered by early-stage companies, particularly those in new and rapidly evolving markets such as the Internet. These risks include but are not limited to a lack of acceptance of services by target customers, development of equal or superior products or services by competitors, the failure of electronic commerce to be broadly adopted, the inability of Digital River to develop and enhance competitive products and services or to successfully commercialize any such products or services, and the inability to identify, attract, retain and motivate qualified personnel.

     Digital River anticipates that the proceeds from its convertible debenture offering and private placement offering of its common stock, see "ITEM 6 Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources", will be sufficient to fund its operations through December 31, 1997. There can be no assurance that any additional capital required to develop the Digital River business will be available, or if available, on terms acceptable to Digital River.

PATENTS AND TRADEMARKS

     The Company has obtained a registered and protectable mark on the name "Tech SquaredR" from the U.S. Patent and Trademark Office. The Company also uses and claims rights to the names "MirrorTM", "NU DesignTM", "NU Design ProTM"and "DTP DirectSM" to identify its products and services. Except with respect to "Tech Squared", the Company has not filed trademark registration applications or obtained registered and protectable marks on any of the foregoing names. There can be no assurance that any application, if filed, will result in the receipt of a registered and protectable mark.

     The effect of the foregoing tradenames is to provide an identity between the Company and its products and services. While prior use of a tradename may establish an exclusive right to its use in connection with the sale of products and services in a particular market area, registration with the U.S. Patent and Trademark Office provides such right throughout the United States and a presumption of damage to the Company should the tradename be infringed.
 There can be no assurance that the Company's use of the foregoing tradenames will not infringe the rights of others or that any of the tradenames used by the Company, whether or not registered, will be free from future challenge by others.

     Digital River has applied for or is in the process of applying for twelve patents dealing with its core technologies. There can be no assurance that any of these patents will be issued or, that if issued, Digital River will be able to successfully defend them or that they will have value.

NON-OPERATING ASSETS

     In connection with the Merger in 1995, the Company acquired certain assets that are not related to its core operations, or to its future operating plans. A brief summary of these assets is as follows:

     CAM DESIGNS, INC. The Company owns 200,000 shares of Cam Designs, Inc. (CAM Designs") common stock (the "Cam Designs Shares"), which is "restricted stock" pursuant to Rule 144 promulgated under the Securities Act. The Company intends to reduce and eventually eliminate its interest in Cam Designs. Cam Designs Inc., a Delaware corporation, is the parent company of MGA Holdings Ltd., a United Kingdom corporation which designs, engineers, prototypes and tools for the automobile and aerospace industries. Cam Designs' common stock is quoted on the NASDAQ National Market System under the symbol "CMDA." Based on the high and low price during 1996 , the market value of the Cam Designs Shares ranged between $2,100,000 and $900,000. Based on the closing bid price on March 19, 1997, the Company's Cam Designs holdings had a market value of $875,000. The trading market for the Cam Designs Shares may be limited and there can be no assurance that such shares will have a market value equal to or in excess of the value stated herein. The Company may have to bear the economic risk of the entire investment for an indefinite period of time.

     MINING PROPERTIES The Company owns certain land or mining rights to land in two different areas in Montana, known to have historically produced gold and silver from mining operations. See "ITEM 2 Description of Property." The total land area either owned or leased by the Company exceeds 3,700 acres. The Company does not intend to further develop these mining properties because it believes the cost and risks involved would be significant.

     In March 1996, and as amended in April 1996, the Company entered into an Asset Purchase Agreement for the sale of substantially all of its mining properties in exchange for 525,000 shares of Hanover Gold Company, Inc. ("Hanover") common stock (the "Hanover Shares"). Under terms of this agreement, the property and 400,000 of the Hanover Shares were to be held in escrow pending completion of a registration statement covering the resale of the Hanover Shares and receipt of a consent of the Company.

     In October 1996, Hanover completed the registration of the Hanover Shares and filed suit against the Company. See "ITEM 3 Legal Proceedings-Hanover Gold Litigation". The ultimate outcome of the lawsuit cannot be determined at this time, however, it could significantly impact the carrying value and nature of the mining assets currently recorded in the Company's Consolidated Statement of Financial Position. Hanover is a public company traded on the NASDAQ Small Cap Market under the symbol "HVGO." Based on the high and low bid price during 1996 , the market value of the Hanover Shares ranged between $1,509,000 and $492,000. Based on the closing bid price on March 19, 1997, the market value of the Hanover Shares was $640,000. The trading market for the Hanover Shares is volatile and may be limited, and there can be no assurance that such stock will have a market value equal to or in excess of the value depicted herein or quoted on the NASDAQ Small Cap Market. The Company may have to bear the economic risk of the entire investment for an indefinite period of time. The Company intends to continue soliciting offers for sale of the remaining Tabor mining assets.

EMPLOYEES

     The Company employs approximately 73 people, all of whom are located at the Company's headquarters in Edina, Minnesota. There are approximately 40 employees in sales, marketing, technical support and customer service, and the remaining employees are in operations and corporate administration.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located at 5198 West 76th Street, Edina, Minnesota 55439. The Company leases approximately 31,000 square feet of office and warehouse space. The lease for the location expires on June 30, 1999 and the total monthly rent is approximately $15,000. Management believes that the space is adequate to accommodate anticipated growth through 1997.

     Digital River currently occupies approximately 3,400 square feet of
office space at the Company's corporate headquarters.   The Company bills
Digital River for the leased space through an administrative charge.

     The Company owns rights in certain non-operating mining properties primarily in two locations. The total land area either owned or leased by the Company's Tabor subsidiary included in excess of 3,700 acres. Tabor owns 120 unpatented lode mining claims, 10 patented lode claims, an unpatented placer claim and a state lease in and around the Alder Gulch, near Virginia City, Montana. Tabor owns a 51% interest in 56-1/2 lode mining claims including 24-1/2 patented and 32 unpatented claims near Rimini, Montana approximately 20 miles southwest of Helena, Montana. Certain of these non-operating rights were sold in March 1996. See "ITEM 1 Business-- Business of Issuer- Non Operating Assets."

ITEM 3.  LEGAL PROCEEDINGS

     Except as discussed below, there are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or to which any of its property is subject.

HANOVER GOLD LITIGATION

     In March 1996, and as amended in April 1996, the Company entered into an Asset Purchase Agreement for the sale of substantially all of its mining properties and rights in the Alder Gulch area of the Virginia City Mining District in southwest Montana (the "Property") in exchange for 525,000 shares of Hanover Gold Company, Inc. ("Hanover") common stock (the "Hanover Shares"). Under Terms of the Agreement, the Property and 400,000 of the Hanover Shares were to be held in escrow pending completion of a registration statement covering the resale of the Hanover Shares and consent by the Company.

     In October, 1996 Hanover filed a registration statement covering the Hanover Shares. On October 4, 1996 Hanover filed suit against the Company in the United States District Court Eastern District of Washington. The complaint seeks to force the Company to break escrow and release title to its Montana Gold mining properties in exchange for 400,000 Hanover Shares held in escrow, along with certain other damages. The Company has filed a response which included claims of fraud and violation of Securities Rules. There have been no developments in the matter since the response was filed on November 20, 1996. The ultimate outcome of the lawsuits cannot be determined at this time, however, it could significantly impact the carrying value and nature of the mining assets currently recorded in the Company's Consolidated Statement of Financial Position.

DISSENTER PROCEEDING

     A former holder of 10,000 shares of common stock of MacUSA (on a pre-Merger basis)(the "Dissenter"), formally dissented from the Merger pursuant to the provisions of the Minnesota Business Corporate Act, as amended. The Company made payment to the Dissenter of approximately $170,000 for the fair value of his shares. The Dissenter has objected, stating that the amount paid by the Company is insufficient and claims that the fair value of his MacUSA shares at the time of the Merger was approximately $615,000.
In December 1995, the Company filed a petition in Minnesota state court seeking a determination that the value paid to the Dissenter by the Company was adequate.

     In January, 1997 the Company and the Dissenter agreed in principal to settle all claims outstanding for an additional $205,000. The $205,000 is payable $50,000 upon execution of a settlement agreement, and $20,000 per quarter bearing interest at 8% annually. The settlement is subject to execution of a definitive agreement. Because management believes it is probable that a definitive agreement will be reached the $205,000 liability was recorded in the Consolidated Financial Statements as of December 31, 1996.

OTHER

     In December 1995, the Company received a letter from a Company shareholder (the "shareholder") claiming to represent certain other shareholders of the Company who were Jaguar shareholders prior to the Merger (the "Pre-Merger Shareholders"). The Shareholder threatened to bring a class action lawsuit on behalf of the Pre-Merger Shareholders seeking remedies based upon allegations that certain misstatements and/or omissions of certain disclosures made by MacUSA induced the Pre-Merger Shareholders to enter into the Merger. Subsequently, the Company has received a letter from the Shareholder retracting these claims on behalf of himself and a number of the other Pre-Merger Shareholders. The Company believes such allegations are without merit.

     In November 1995, counsel for certain investors (the "Investors") who purchased shares of common stock and warrants to purchase common stock in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "Placement"), indicated that their clients were concerned about alleged misstatements in and/or omissions of certain disclosures made in connection with the Placement. Such counsel stated the belief that their clients could assert colorable claims against the Company, but added that their client had not instructed them to pursue litigation in the matter. Notwithstanding the foregoing sentence, the Company believes these allegations are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1996.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

     The Company's common stock is traded on the local over-the-counter market and is quoted on the OTC Bulletin Board quotation system under the Symbol "TSQD". The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company's common stock as reported by OTC Bulletin Board. The prices in the table represent prices between dealers, and do not include adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. The prices indicated for periods prior to the Ionian merger are shown on a post-split basis. See "ITEM 1- Description of Business."

                   YEAR                HIGH                LOW
                   ----                ----                ---
            1996:  First quarter       2 3/16              3/8
                   Second quarter      1 1/8               11/32
                   Third quarter         3/4               1/4
                   Fourth quarter        1/2               1/4

            1995:  First quarter       3 7/16              2 1/2
                   Second quarter      5 5/8               3 1/8
                   Third quarter       2 3/16              1 9/16
                   Fourth quarter      2 21/32             1 7/8

HOLDERS

     As of March 24, 1997, there were approximately 354 holders of record of common stock. The Company believes the actual number of beneficial owners is greater than the 354 reported above.

DIVIDENDS

     Tech Squared Inc. has never declared cash dividends on its common stock, and management intends to retain any earnings for use in its operations and does not anticipate declaring any cash dividends in the foreseeable future. The Company has 160,000 shares of preferred stock outstanding. The holders of these preferred shares are entitled to a 12% cumulative dividend which has not been paid since December 1994. The total dividend owing as of December 31, 1996 is approximately $35,000.

     Prior to the Merger, MacUSA declared a dividend of $1,188,000 payable to the former shareholders of MacUSA in connection with the conversion of MacUSA from a Subchapter S corporation to a C corporation. The Company paid approximately $261,000 of this dividend during 1995 and approximately $201,000 in 1996. The remainder of the dividend payable is evidenced primarily by a note payable to Mr. Ronning the majority shareholder of the Company and its CEO and Chairman. The note is non-interest bearing, due on demand and is subordinated to indebtedness owed to Norwest Bank Minnesota, National Association ("Norwest"), pursuant to the terms of a Debt Subordination Agreement dated January 3, 1996 between the Company, Mr. Ronning and Norwest. Pursuant to the Debt Subordination Agreement, the Company can only make payments on this dividend in 1997 to the extent of its
net income.   The Company is not allowed to make any other dividend payments without the written consent of Norwest.

SALES OF UNREGISTERED SECURITIES

     During the three month period ended December 31, 1996 the Company did not sell any of its securities in transactions not registered under the Securities Act of 1933.

     In December 1996 and January, 1997, Digital River initiated and completed an offering to non U.S. residents of its 18% Convertible Debentures
pursuant to Regulation S.    In connection with the offering, Digital River
paid an introducers commission of 5% of the gross proceeds and granted a warrant for 5% of the shares into which the debentures are ultimately convertible. The Convertible Debentures are convertible into shares of Digital River stock at the lesser of $6.00 per share or 75% of the offering price of a subsequent private placement offering. The total gross proceeds from the offering were approximately $1,142,000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission.

     The Company sells computer and peripheral products, mainly in the Macintosh market, through direct marketing channels, and to value added
resellers.   On May 9, 1995, MacUSA  merged with a wholly owned subsidiary of
Jaguar Group, Ltd. (Jaguar). The merger was accounted for as a "reverse acquisition" under the purchase method in which MacUSA was deemed to have acquired Jaguar, though Jaguar continued as the surviving legal entity. The consolidated financial statements do not reflect the historical operating results of Jaguar prior to the merger because its historical results are not considered meaningful. Following the merger, Jaguar changed its name to Tech Squared Inc.

      The consolidated financial statements include the accounts of Tech Squared Inc., its wholly owned subsidiaries, and Digital River, Inc. ("Digital River"), which the Company controls through its bargain purchase option to acquire 60% of the outstanding common stock. Digital River has developed and is operating a proprietary system which allows the secure sale and delivery of software, fonts and images on-line, via the Internet.
Digital River's first on-line software sale and delivery occurred in August, 1996.

     For the year ended December 31, 1996 the Company incurred a consolidated net loss of ($616,000) or ($0.06) per share compared to a consolidated net
loss of ($1,652,000) or ($0.19) per share in 1995.      Excluding the
Company's share of the Digital River losses which amounted to ($414,000) and ($86,000) in 1996 and 1995 , respectively, the Company incurred net losses of ($202,000) and ($1,566,000) in 1996 and 1995, respectively.

     Summarized condensed consolidated financial information for Tech Squared, Inc. excluding Digital River is as follows (In 000's):

     BALANCE SHEET INFORMATION
                                                            DECEMBER 31,
                                                         1996           1995
                                                      ----------     ----------
     Current assets                                   $    6,171     $    7,867
     Total assets                                          7,490          9,109
     Current liabilities                                   5,945          6,666
     Stockholders' equity                                  1,254          1,866

     OPERATING INFORMATION
                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                         1996           1995
                                                      ----------     ----------
     Net sales                                        $   37,276     $   42,136
     Operating expenses                                    4,047          4,630
     Net income (loss)                                  (202,000)    (1,566,000)



     At December 31, 1996 the Company had cash of $899,000 of which $800,000 was in Digital River and available only to fund the operations of Digital River. Availability under the Company's discretionary revolving line of credit totaled approximately $2.9 million as of December 31, 1996. The line of credit expires April 30, 1997. The Company is currently negotiating with the lender for an extension of the agreement.

(a) RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET SALES

     Net sales for 1996 totaled $37,387,000 compared to $42,136,000 for 1995. The decline in year-to-date sales of $4.7 million or 11.3% is primarily due to the Company's decision In the fourth quarter of 1995 to reduce efforts to generate sales into the mass merchant channel and to stop shipping product under the PLI brand name acquired in the second quarter of
1995.   The reduction in sales  in 1996 compared to 1995 from these two
changes was approximately $6.7 million.   Sales to the Company's distribution
customers also declined $1.8 million in 1996 compared to 1995 due to significant declines in sales of storage devices including hard drives, optical drives, and removable storage drives. The decline in sales from the Company's distribution, mass merchant, and PLI customers was partially offset by an increase in sales to the Company's DTP Direct catalog customers of approximately 18.5% over 1995 levels.

     Digital River recorded its first sale in August of 1996. Total net sales for Digital River in 1996 were $111,000.

     Fluctuations in the Company's net sales from period to period can be expected due to a number of factors, including the timing of new product introductions by the Company's major vendors and their competitors, seasonal cycles commonly seen in computer-related industries, and changes in product mix and product pricing. As a result, the operating results for any particular period are not necessarily indicative of the results of any future period.

GROSS PROFIT

     Gross profit for 1996 was $3,911,000 or 10.5% of net sales compared  to
$3,285,000 or  7.8% of net sales in 1995.     Gross profit as a percentage of
net sales increased in 1996 due to the increase in sales to the Company's DTP Direct catalog customers, and due to the significant reduction in sales to the mass merchant channel and under the PLI brand name which historically carried lower gross margins than the Company's direct sales. Gross profit was reduced in 1995 by an adjustment of $1,008,000 relating to the reduction of certain inventories to their lower of cost or market values, and certain other adjustments. Gross profit for 1995 excluding these adjustments was 10.2%.

     The Company expects ongoing competitive pressure on gross margins in 1997 and beyond.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses totaled $2,084,000 or 5.6% of sales in 1996 compared to $2,199,000 or 5.2% of sales during 1995.

     Selling and marketing expenses in 1996 include $68,000 of expenses incurred by Digital River compared to $3,000 in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for  1996 were $2,447,000 compared
to $2,468,000 for 1995.   Excluding general and administrative costs incurred
by Digital River, general and administrative expenses were $2,031,000 and $2,434,000 in 1996 and 1995, respectively. The decrease excluding Digital River is primarily due to a reduction in payroll and related expenses, and due to an administrative charge to Digital River totaling $82,000.

     Digital River recorded general and administrative expenses of $415,000 in 1996 compared to $33,000 in 1995. The increase is primarily due to an increase in personnel costs, legal costs, travel costs, and an inter company charge of $82,000 for administrative services provided by Tech Squared Inc. to Digital River.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were incurred solely by Digital River. Research and development expenses were $230,000 and $130,000 in 1996 and 1995, respectively. The increase reflects the increase in personnel and in costs associated with ongoing development activities by Digital River .

MINORITY INTEREST IN LOSS

     The minority interest in loss of $276,000 in 1996 and $57,000 in 1995 represents that portion of the loss from Digital River attributable to its minority shareholders.

NET  INTEREST  EXPENSE

     Net  interest expense for 1996 was $43,000 compared to $198,000  in
1995.     The decrease in interest expense is due to a significant decrease in the average outstanding balance on the Company's line of credit.

INCOME TAXES

     In 1996 and 1995 the Company recorded no income tax provision due to the Company's inability to currently record net operating loss benefit carry forwards for financial reporting purposes.

(B)  LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity at December 31, 1996 , consisted of liquid funds, a revolving line of credit agreement with Norwest Bank Minnesota, NA ("Norwest"), and vendor trade credit lines.

     As of December 31, 1996 the Company had working capital of $150,000. This working capital has been reduced by a dividend declared but not yet paid to the Company's majority shareholder and CEO, in the amount of $492,000 which is subordinated to the Company's indebtedness under a line of credit with Norwest pursuant to the terms of a Credit and Security Agreement dated January 3, 1996. Pursuant to a related debt subordination agreement with Norwest, the Company is only allowed to make payments on this dividend to the extent of its net income. No dividends were declared in 1996.

     The Company's consolidated working capital has also been reduced by $998,000 of Convertible Debentures issued in December 1996 by Digital River. The Company anticipates that these debentures will convert into Digital River common stock in connection with the private placement of up to 500,000 shares of its common stock commenced by Digital River in February, 1997.

     Borrowings under the $4,000,000 line of credit with Norwest, as amended, are payable on demand, limited by eligible percentages of accounts receivable, inventory and certain investments, and bear interest at the prime rate plus 2%. The agreement requires the Company to maintain certain covenants including a minimum net worth, current ratio, debt to equity ratio, and certain operating results. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's CEO. The line of credit expires on April 30, 1997. The Company is currently negotiating with Norwest for an extension of the agreement.

     Inventories decreased from $3,519,000, as of December 31, 1995 to $1,907,000 as of December 31,1996. This decrease resulted primarily from reduction of inventories related to a significant purchase in October 1995. Capital expenditures totaled $244,000 in 1996 compared to $56,000 in 1995. The increase is primarily due to capital expenditures by Digital River of $105,000.

     The Company believes that funds generated from management of receivables and inventory levels, advances under its discretionary line of credit, further expansion of lines with trade creditors, cash on hand and potential proceeds from the sale of its investments, will be sufficient to fund its operations through the end of 1997. However, maintaining an adequate level of working capital through the end of 1997 and thereafter depends in part on the success of the Company's sales and marketing efforts, the Company's ability to control operating expenses, and the Company's ability to maintain its relationships with its bank and its suppliers. Furthermore, funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or that future capital infusions will be available on terms acceptable to the Company, it at all.

     In December, 1996 and January, 1997 Digital River completed an offering of convertible debentures, resulting in net proceeds to Digital River of approximately $1,100,000. In February, 1997 Digital River initiated a private placement of up to 500,000 shares of Digital River common stock at $9.00 per share. As of March 24, 1997 Digital River has received offering proceeds totaling $1,250,000 for approximately 139,000 shares of its common stock in this private placement. In connection with this private placement, Digital River anticipates that the outstanding 18% Convertible debentures will be converted into shares of Digital River common stock at $6.00 per share up to a total of approximately 190,000 shares of common stock. As of March 24, 1997, assuming the conversion of the convertible debentures, the Company's option to acquire Digital River common stock ownership represents approximately a 45% equity interest in Digital River.

ITEM 7.  FINANCIAL STATEMENTS

     The balance sheets of the Company as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996 are included in this report on pages F-1 to F-17 The index to the financial statements appears on page F-1. The audited financial statements were audited by Arthur Andersen LLP, whose related independent auditor's report appears on page F-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PREVIOUS INDEPENDENT ACCOUNTANTS

     On December 28, 1995, the Board of Directors of the Company decided to change its independent accountants for the fiscal year beginning January 1, 1995. On this date, the Board of Directors of the Company dismissed Sartain Fischbein & Co. as independent accountants of the Company, such dismissal was effective immediately. Glenn Elliott & Associates, Inc. had acted as the Company's independent accountants for the fiscal year ended May 31, 1993 (on May 30, 1995, the Company changed its fiscal year end from May 31 to December
31), prior to the Company becoming a reporting company under the Securities Exchange Act of 1934. (Sartain Fischbein & Co. and Glenn Elliott & Associates, Inc. are collectively referred to herein as the "Tech Squared Former Accountants"). On December 28, 1995, the Board of Directors of MacUSA also decided to change independent accountants for the fiscal year beginning January 1, 1995 and dismissed Price Waterhouse LLP (the "MacUSA Former Accountants"), such dismissal was effective immediately. (Sartain Fischbein & Co., Glenn Elliott & Associates, Inc. and Price Waterhouse LLP are collectively referred to herein as the "Former Accountants").

     The reports of the Tech Squared Former Accountants on the Registrant's financial statements for the fiscal years ended May 31, 1993 and May 31, 1994, contained no adverse opinion or disclaimer of opinion. Except for the modifications of: (a) the Sartain Fischbein & Co. opinion dated September 20, 1994 on the Registrant's financial statements for the fiscal year ended May 31, 1994 relating to the uncertain nature of the Company's ability to recover certain investments in mining claims and exploration costs and to the uncertainty of the Registrant's ability to continue as a going concern and
(b) the Glenn Elliott & Associates, Inc. opinion dated November 9, 1993 on the Registrant's financial statements for the fiscal year ended May 31, 1993 relating to the uncertainty of the Registrant's ability to continue as a going concern, the opinions of the Tech Squared Former Accountants were not qualified or modified as to uncertainty, audit scope or accounting principle.
 The reports of the MacUSA Former Accountants on the MacUSA financial statements for the years ended December 31, 1993 and December 31, 1994 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     The Board of Directors of each of the Registrant and MacUSA approved the change in independent accountants. Neither the Registrant nor MacUSA has an audit committee.

     The Company believes, and has been advised by each of the Former Accountants during the preparation and filing of its Report on Form 8-K to report the change in accountants, that, in connection with the audits for the two most recent fiscal years, there have been no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

NEW INDEPENDENT ACCOUNTANTS

     On December 28, 1995, the Board of Directors of the Company approved the engagement of Arthur Andersen LLP as its new independent accountants for the fiscal year ended December 31, 1995. During the two years preceding December 28, 1995, the Company had not consulted with Arthur Andersen LLP on items which concerned the subject matter of a disagreement or reportable event with any of the Former Accountants (as described in Regulation S-B Item 304(a)(2)).

                         INDEX TO FINANCIAL STATEMENTS
                                                                 Page
                                                                ------

Report of Independent Public Accountants                         F-2

Consolidated Balance Sheets                                      F-3

Consolidated Statements of Operations                            F-4

Consolidated Statements of Stockholders' Equity                  F-5

Consolidated Statements of Cash Flows                            F-6

Notes to Consolidated Financial Statements                       F-7

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tech Squared Inc.:

We have audited the accompanying consolidated balance sheets of Tech Squared Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech Squared Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                        ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  March 17, 1997

                      TECH SQUARED INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                           As of December 31

                                         Unaudited
                                         Pro Forma
                                            1996          1996          1995
                                         ----------    ----------    ----------
                                          (Note 1)

                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents             $  898,558    $  898,558   $  867,370
   Short-term investments                   940,000       940,000    1,200,000
   Trade accounts receivable, less
   allowance for doubtful accounts
   of $306,000, $306,000 and $381,000     2,879,200     2,879,200    2,306,096
   Inventories                            1,906,546     1,906,546    3,519,368
   Prepaids and other current assets        288,342       288,342      461,227
   Debt issuance costs                            -       147,413            -
                                         ----------    ----------    ----------
            Total current assets          6,912,646     7,060,059     8,354,061

PROPERTY AND EQUIPMENT, NET                 476,283       476,283       444,603

RECEIVABLE FROM OFFICER/STOCKHOLDER         201,512       201,512       205,800

MINING ASSETS                               748,276       748,276       600,000

PATENTS AND ORGANIZATION COSTS, NET         133,488       133,488       134,790
                                         ----------    ----------    ----------
                                         $8,472,205    $8,619,618    $9,739,254
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit              $  279,697    $  279,697    $  595,000
   Current maturities of long-term debt     110,750     1,108,750             -
   Accounts payable                       4,416,419     4,416,419     4,927,618
   Accrued compensation and benefits        187,650       187,650       142,846
   Other accrued expenses                   451,275       425,516       509,375
   Dividend payable to officer/shareholde   491,977       491,977       500,000
                                          ----------    ----------    ----------
            Total current liabilities     5,937,768     6,910,009     6,674,839

DIVIDEND PAYABLE TO OFFICER/SHAREHOLDER     200,000       200,000       392,707

LONG-TERM DEBT, LESS CURRENT MATURITIES      97,970        97,970             -

MINORITY INTEREST                           385,231             -       248,211

REDEEMABLE PREFERRED STOCK, 12%
      CUMULATIVE CONVERTIBLE, $1
      PAR, 1,000,000 SHARES
      AUTHORIZED 160,000,
      160,000 AND 185,000 SHARES
      ISSUED AND OUTSTANDING                197,500       197,500       185,000
                                         ----------    ----------    ----------
COMMITMENTS AND CONTINGENCIES
   (NOTES 4 AND 11)

STOCKHOLDERS' EQUITY:
   Common stock, no par value,
      25,000,000 shares authorized;
      10,374,870, 10,374,870  and
      10,374,870 shares issued and
      outstanding                                 -             -             -
   Additional paid-in capital             3,628,700     3,189,103     3,302,066
   Accumulated deficit                   (2,114,964)   (2,114,964)   (1,463,569)
   Unrealized gain on
      available-for-sale securities         140,000       140,000       400,000
                                         ----------    ----------    ----------
            Total stockholders' equity    1,653,736     1,214,139     2,238,497
                                         ----------    ----------    ----------
                                         $8,472,205    $8,619,618    $9,739,254
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------

    The accompanying notes are an integral part of these consolidated balance sheets.

                     TECH SQUARED INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                      For the Years Ended December 31

                                                        1996           1995
                                                     -----------    -----------
NET SALES                                            $37,386,715    $42,136,421

COST OF SALES                                         33,475,525     38,851,836
                                                     -----------    -----------
            Gross profit                               3,911,190      3,284,585
                                                     -----------    -----------
SELLING AND MARKETING EXPENSES                         2,083,961      2,198,616

GENERAL AND ADMINISTRATIVE EXPENSES                    2,446,500      2,467,502

RESEARCH AND DEVELOPMENT EXPENSES                        229,690        129,653
                                                     -----------    -----------
            Total operating expenses                   4,760,151      4,795,771
                                                     -----------    -----------
LOSS FROM OPERATIONS                                    (848,961)    (1,511,186)

INTEREST EXPENSE, NET                                     43,068        197,986
                                                     -----------    -----------
   Loss before minority interest in losses
   of subsidiary                                        (892,029)    (1,709,172)

MINORITY INTEREST IN LOSSES OF SUBSIDIARY                275,634         57,424
                                                     -----------    -----------
            Net loss                                    (616,395)    (1,651,748)

PREFERRED STOCK DIVIDENDS                                 35,000              -
                                                     -----------    -----------
            Net loss applicable to common shares     $  (651,395)   $(1,651,748)
                                                     -----------    -----------
                                                     -----------    -----------
   Net loss per common share                         $      (.06)   $      (.19)
                                                     -----------    -----------
                                                     -----------    -----------
   Weighted average common shares outstanding         10,374,870      8,721,220
                                                     -----------    -----------
                                                     -----------    -----------



               The accompanying notes are an integral part of
                   these consolidated financial statements.

                                             TECH SQUARED INC. AND SUBSIDIARIES
                                       Consolidated Statements of Stockholders' Equity
                                              For the Years Ended December 31

                                                                                                          Unrealized
                                                                                                           Gain on
                                                                              Additional    Retained      Available-
                                                                Common        Paid-In       Earnings       for-Sale
                                                                Shares        Capital       (Deficit)     Securities       Total
                                                              ----------     ----------    -----------    ----------    ----------
BALANCE, DECEMBER 31, 1994                                     7,031,720     $  640,039    $ 1,342,399    $        -    $1,982,438
  Issuance of shares to effect Jaguar merger                   1,754,727        877,246              -             -       877,246
  Shares issued in stock offering                              1,835,424      1,984,781              -             -     1,984,781
  Shares repurchased                                            (247,001)      (200,000)             -             -      (200,000)
  Dividends declared                                                   -             -      (1,154,220)            -    (1,154,220)
  Net loss                                                             -             -      (1,651,748)            -    (1,651,748)
  Change in unrealized gain on available-for-sale securities           -             -               -       400,000       400,000
                                                              ----------    ----------     -----------    ----------    ----------
BALANCE, DECEMBER 31, 1995                                    10,374,870     3,302,066      (1,463,569)      400,000     2,238,497
  Net loss                                                             -             -        (616,395)            -      (616,395)
  Payment for shares to effect Jaguar merger                           -      (193,485)              -             -      (193,485)
  Dividends declared on preferred stock                                -             -         (35,000)            -       (35,000)
  Final allocation of purchase price to effect Jaguar merger           -        80,522               -             -        80,522
  Change in unrealized gain on available-for-sale securities           -             -               -      (260,000)     (260,000)
                                                              ----------    ----------     -----------    ----------    ----------
BALANCE, DECEMBER 31, 1996                                    10,374,870    $3,189,103     $(2,114,964)   $  140,000    $1,214,139
                                                              ----------    ----------     -----------    ----------    ----------
                                                              ----------    ----------     -----------    ----------    ----------

                                 The accompanying notes are an integral part of
                                    these consolidated financial statements.

                       TECH SQUARED INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         For the Years Ended December 31

                                                        1996           1995
                                                     -----------    -----------

OPERATING ACTIVITIES:
  Net loss                                             $(616,395)  $(1,651,748)
  Noncash items included in net loss-
    Depreciation and amortization                        244,599       249,710
    Minority interest in Digital River                  (248,211)      (57,424)
    Change in operating assets and liabilities:
      Trade receivable                                  (573,104)    1,128,914
      Inventories                                      1,612,822       265,225
      Prepaids and other current assets                  173,297      (258,547)
      Accounts payable                                  (511,199)      552,924
      Accrued compensation and benefits                   44,804        19,908
      Other accrued expenses                             (60,288)      336,709
                                                     -----------    -----------
          Net cash provided by operating activities       66,325       585,671
                                                     -----------    -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                    (244,047)      (56,119)
  Patents and organization costs                         (27,964)      (40,534)
  Change in officer/stockholder receivable                 4,288        (9,800)
                                                     -----------    -----------
          Net cash used by investing activities         (267,723)     (106,453)
                                                     -----------    -----------
FINANCING ACTIVITIES:
  Net payments on revolving line of credit              (315,303)   (1,755,000)
  Issuance of common stock                                     -     1,984,781
  Stock repurchase                                       (37,500)     (200,000)
  Dividends paid                                        (200,730)     (261,513)
  Proceeds from issuance of Digital River
    long-term debt, net                                  848,093             -
  Other                                                  (61,974)            -
                                                     -----------    -----------
          Net cash provided (used) by
          financing activities                           232,586      (231,732)
                                                     -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 31,188       247,486

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           867,370       619,884
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $  898,558    $  867,370
                                                     -----------    -----------
                                                     -----------    -----------


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                               $  50,375    $  245,478

NONCASH FINANCING ACTIVITIES:
  Net assets acquired through Jaguar merger            $       -    $1,462,246
  Dividends declared but not paid                         35,000       892,707
  Noncash repurchase of shares                           178,485             -


               The accompanying notes are an integral part of
                   these consolidated financial statements.

                       TECH SQUARED INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          December 31, 1996 and 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND OPERATIONS

The consolidated financial statements include the accounts of Tech Squared Inc. (a Minnesota corporation) and its wholly owned subsidiaries
(collectively, the Company) and Digital River, Inc. (Digital River), which the Company controls through its bargain purchase option to acquire 60% of the outstanding common stock for $1.

The Company is a national direct marketer and distributor of microcomputer hardware and software products primarily for users of Apple Macintosh personal computers and for users of IBM-compatible personal computers. The Company's sales and marketing efforts are currently targeted at desktop publishing (DTP), graphic arts and prepress industries through its catalog, "DTP Direct," and to computer dealers and value-added resellers through its distribution business.

On May 9, 1995, MacUSA merged with the Jaguar Group, Ltd. (Jaguar) (the Merger). In connection with the merger, Jaguar issued to MacUSA's stockholders 24.7 shares of no par common stock for each of the MacUSA common shares outstanding, for a total of 7,031,720 equivalent shares, or approximately 82% of the postmerger shares outstanding. The merger was accounted for as a reverse acquisition under the purchase method in which MacUSA was deemed to have acquired Jaguar, though Jaguar continued as the surviving legal entity. The accompanying consolidated financial statements do not reflect the historical operating results of Jaguar prior to the merger because its historical results were not considered meaningful. Following the merger, Jaguar changed its name to Tech Squared Inc.

Digital River was formed in 1994 and is developing and operating a proprietary system which allows the secure sale and delivery of software, fonts and images online, via the Internet. Through contractual relationships with software developers, Digital River is building an electronic inventory of software products. Digital River will provide its electronic inventory for online sale and delivery to Internet end-users through software developer home pages, software retailer home pages and through high-traffic Internet sites operated by nontraditional software retailers. Digital River's first online software sale and delivery occurred in August 1996.

PRO FORMA BALANCE SHEET

The pro forma balance sheet information is presented as if the Digital River 18% convertible debentures were converted net of debt issuance costs as of December 31, 1996 into approximately 166,000 shares of Digital River common stock. After such conversion, the company controls approximately 51% of Digital River (see Note 3).

INVENTORIES

Inventories, consisting primarily of products held for resale, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment, consisting of furniture, equipment and leasehold improvements, are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years or for leasehold improvements, over the length of the lease.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment to the customer. Certain product sales to end users are made pursuant to a 30-day cash back refund policy. A reserve for returns is established based on historical trends.

Digital River recognizes revenue upon the successful transfer of third-party software to the customer. Sales are reported at the gross amount of the sale, and the amount payable to the software vendor is reported as cost of sales.

INCOME TAXES

Prior to the merger in 1995, the Company was an S corporation under the Internal Revenue Code. As such, income taxes were paid by the individual stockholders, and no provision for federal or state income taxes was recorded. The S corporation was terminated as a result of the merger, and the surviving entity continued as a C corporation. The conversion of the Company to a C corporation had no net tax impact since net deferred tax assets as of the conversion date were fully reserved for due to uncertainty as to their realizability.

Effective with the merger, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.
 Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of common shares outstanding after consideration of the required distributions to preferred stockholders and the dilutive effect of stock options and warrants. The effects of stock options and warrants have been excluded because their effect would be antidilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications had no impact on previously reported results of operations or total stockholders' equity.

2. INVESTMENTS:

In connection with the reverse acquisition of Jaguar in 1995, the Company acquired the following assets that are not related to its current operations or to its future operating plans.

CAM DESIGNS, INC.

The Company owns 200,000 shares of Cam Designs, Inc. common stock (the Cam Designs Shares) which is restricted stock pursuant to Rule 144 promulgated under the Securities Act of 1933. The Company intends to reduce and eventually eliminate its interest in Cam Designs shares. Cam Designs, Inc., a Delaware corporation, is the parent company of MGA Holdings, Ltd., a United Kingdom corporation which designs and engineers prototypes and tools for the automobile and aerospace industries. Cam Designs' common stock is publicly traded on the Nasdaq National Market under the symbol "CMDA." The trading market for the Cam Designs shares may be limited and or volatile, and there can be no assurance that such shares will have a market value equal to or in excess of the value recorded by the Company or reported by the Nasdaq National Market. The Company may have to bear the economic risk of the entire investment for an indefinite period of time. The cost and fair value of the Cam Designs shares were $800,000 and $940,000 as of December 31, 1996 and $800,000 and $1,200,000 as of
December 31, 1995.

MINING ASSETS

In April 1996, the Company entered into an asset purchase agreement for the sale of substantially all of its mining properties in exchange for 525,000 shares of Hanover Gold Company, Inc. (Hanover) common stock (the Hanover Shares). Under terms of the Agreement, the property and 400,000 of the Hanover Shares were to be held in escrow pending completion of a registration statement covering the resale of the Hanover Shares and consent by the Company.

In October 1996, Hanover completed the registration of the Hanover Shares and filed suit against the Company for breach of contract and injunctive relief to force the Company to break escrow and release title to its Montana Gold Mining properties in exchange for the 400,000 of the Hanover Shares held in escrow. The Company has filed a response which included claims of fraud and violation of the Securities Act of 1933. There has been no action or discussion of the matter since this response was filed on November 20, 1996. The ultimate outcome of the lawsuits cannot be determined at this time; however, it could significantly impact the carrying value and nature of the mining assets currently recorded in the Company's consolidated statement of financial position.

Hanover is a public company traded on the Nasdaq SmallCap Market under the symbol "HVGO." The trading market for the Hanover Shares is volatile and may be limited, and there can be no assurance that such stock will have a market value equal to or in excess of the value recorded by the Company or reported by the Nasdaq SmallCap Market. The Company may have to bear the economic risk of the entire investment for an indefinite period of time. The Company intends to continue soliciting offers for sale of the remaining mining assets.

OTHER INVESTMENTS

In 1995, in connection with the merger, the Company also received a 20% interest in a start-up venture with no current operations. Business development activities at this entity have essentially been discontinued. Accordingly, management did not allocate any value to this venture. During 1996, the Company transferred its ownership interest in this venture for nominal consideration to a company controlled by an individual who is a stockholder of the Company.

3. DIGITAL RIVER, INC.:

In December 1995 the Company obtained a bargain purchase option to acquire a 60% ownership in Digital River from the Company's majority stockholder and chief executive officer (CEO). The option is exercisable at any time through December 31, 2000 for a total exercise price of $1. The CEO has agreed to vote the Digital River shares at the direction of the Company's board of directors. As consideration for the option, the Company has agreed to reimburse the CEO for any tax liability incurred in connection with the transfer of the option or shares.

Because the Company provides management, support and effectively controls 60% of Digital River, its operating results have been consolidated with those of the Company. As both the Company and Digital River were controlled by the Company's majority stockholder, Digital River's operations have been combined from the date of Digital River's inception. The remaining 40% of Digital River is presented as minority interest in the accompanying consolidated financial statements. Included in cash and cash equivalents in the accompanying consolidated balance sheet is $800,000 which is available only to fund the operations of Digital River.

Summarized condensed financial information of Digital River is as follows:

                                                      December 31
                                                 ---------------------
                                                     1996       1995
                                                 ----------   --------
   BALANCE SHEET INFORMATION

Cash                                             $  800,000   $487,000

Total assets                                      1,202,000    635,000

Current liabilities                               1,258,000      9,000

Stockholders' equity (deficit)                      (58,000)   627,000

                                                       Year Ended
                                                      December 31
                                                 ---------------------
                                                     1996       1995
                                                 ----------   --------
   OPERATING INFORMATION

Net sales                                        $  111,000   $      -

Operating expenses                                  713,000    165,000

Net loss                                           (690,000)  (144,000)


The working capital requirements of Digital River will exceed the available cash resources currently in Digital River. In February 1997, Digital River initiated a private placement of up to 500,000 shares of Digital River common stock at $9.00 per share. As of March 17, 1997, Digital River has received cash totaling $1,250,000 for approximately 139,000 shares (12%) of its common stock. In connection with completion of this private placement, Digital River anticipates that the outstanding 18% convertible debentures will be converted into shares of Digital River common stock at $6.00 per share.

4. REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

The Company has a revolving credit agreement with a bank which expires on April 30, 1997. The agreement provides for advances of up to $4,000,000. Borrowings under the line are payable on demand, limited by eligible percentages of accounts receivable, inventory and certain investments, and bear interest at the prime rate plus 2%. Borrowings on the line averaged $638,000 and $3,550,000 at an average interest rate of 10.3% and 9.9%, in 1996 and 1995, respectively.

The agreement requires the Company to maintain certain covenants including a minimum net worth, current ratio, debt to equity ratio, and certain operating results. As of December 31, 1996, the Company was in violation of the minimum net worth covenant. The Company is currently negotiating with the lender for an extension of the agreement. Borrowings under the agreement are collateralized by substantially all the Company's assets and are personally guaranteed up to $500,000 by the Company's CEO.

Long-term debt consisted of the following at December 31, 1996:


         Digital River-18% convertible debentures due
           December 31, 1997, convertible at the lesser of 75% of
           the subsequent per-share offering price or $6.00
           per share                                                 $  998,000
         Estimated settlement of lawsuit with dissenting
           shareholder, payable $50,000 on signing and $20,000 per
           quarter with interest at 8%                                  205,000

         Other                                                            3,720
                                                                     ----------
                                                                      1,206,720
         Less- Current portion                                       (1,108,750)
                                                                     ----------
                                                                     $   97,970
                                                                     ----------
                                                                     ----------

5. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at December 31:

                                                           1996         1995
                                                       ----------    ----------
     Furniture and equipment                           $1,176,501    $  938,597
     Leasehold improvements                               135,551       126,437
                                                       ----------    ----------
                                                        1,312,052     1,065,034
     Less- Accumulated depreciation and amortization     (835,769)     (620,431)
                                                       ----------    ----------
                                                       $  476,283    $  444,603
                                                       ----------    ----------
                                                       ----------    ----------
6. ADVERTISING COSTS:

In 1995 the Company adopted the American Institute of Certified Public Accountants' Statement of Position 93-7, "Reporting on Advertising Costs" (SOP 93-7). In accordance with SOP 93-7, advertising costs related to mailed direct response advertising are deferred and charged to expense over the period during which the related sales are expected to occur. The cost of nondirect response advertising is charged to expense the first time the advertising takes place. The Company uses an accelerated amortization schedule for its DTP Direct catalog whereby approximately 80% of the costs are amortized in the first four months. Costs are fully amortized by the seventh month. The impact of adopting SOP 93-7 was to decrease the net loss for 1995 by $129,000. Advertising expense was $118,000 and $241,000 in 1996 and 1995, respectively.

7. INCOME TAXES:

As of December 31, 1996, the Company had net operating loss carryforwards of $2.0 million. Certain restrictions caused by the change in ownership could limit annual utilization of the net operating loss carryforwards. The losses expire in various years from 1997 to 2007. The

Company recorded no income tax benefit in 1996 and 1995 due to the uncertainty associated with the Company's ability to realize the benefits related to net operating losses generated.

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows for the years ended December 31:

                                                   1996      1995
                                                 -------    -------
         U.S. statutory rate                     (34.0)%    (34.0)%
         State taxes, net of federal benefit      (3.2)      (3.2)
         Digital River net losses                 20.0        3.0
         Increase in valuation allowance          17.2       34.2
                                                 -------    -------
         Effective income tax rate                  -  %       -  %
                                                 -------    -------
                                                 -------    -------

Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31, 1996 and 1995:

                                                       1996          1995
                                                   ----------    ----------
         Deferred tax assets:
           Inventories                             $  254,000    $  271,000
           Accrued liabilities                         73,000        90,000
           Receivables                                244,000       174,000
           Premerger net operating loss
             carryforwards                            788,000       788,000
           Tax credit carryforwards                    12,000       12,000
           Investments                                833,000       833,000
           Net operating loss carryforwards           555,000        64,000
                                                   ----------    ----------
                                                    2,759,000     2,232,000
           Deferred tax valuation allowance        (2,394,000)   (1,737,000)
                                                   ----------    ----------
         Total deferred tax assets                    365,000       495,000
                                                   ----------    ----------
         Deferred tax liabilities:
           Advertising                                (15,000)      (48,000)
           Investments                               (350,000)     (447,000)
                                                   ----------    ----------
         Total deferred tax liabilities              (365,000)     (495,000)
                                                   ----------    ----------
         Net deferred taxes                        $        -    $        -
                                                   ----------    ----------
                                                   ----------    ----------
8. EMPLOYEE RETIREMENT SAVINGS PLAN:

The Company maintains an employee retirement savings plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an incentive to make regular contributions into a long-term investment and savings program. The Company did not make any contributions to the Plan in 1996 or 1995.

9. STOCK OPTIONS AND WARRANTS:

In 1995, the Company's stockholders approved the MacUSA 1995 Stock Option Plan (the MacUSA Plan), reserving and granting options for 2,870,016 shares of the Company's common stock. Options granted under the plan have been granted at the current market price on the date of grant. Such options generally vest six years from the date of grant and may vest earlier in the event certain targeted net income is achieved. These options were converted into Company options.
The Company's majority stockholder and CEO received 2,669,996 of these options.

In December 1995, the Company's board of directors approved the Tech Squared Inc. 1995 Stock Option Plan, reserving 2,500,000 shares for future grant. Options granted under the plan will be granted at the current market price on the date of grant, cannot remain outstanding for over seven years and generally become exercisable over a period of four years. Options granted under the plan totaled 1,295,000 and 2,040,000 in 1996 and 1995.

Also in December 1995, the Company's board of directors approved the Tech Squared Inc. 1995 Non-Employee Director Option Plan, reserving 350,000 shares of stock for future grant. The Plan allows each director to be granted options for up to 50,000 shares, exercisable at the share price on the date of issuance. These options vest over a two-year period and remain exercisable for a period of seven years. Options granted under the plan totaled 100,000 and 150,000 during 1996 and 1995, respectively.

The Company granted a warrant to purchase 150,000 shares of stock for $1.00 per share as compensation for investment banking services and a warrant to purchase 50,000 shares for $1.00 per share as partial settlement of a note payable.
Both warrants are exercisable through 1998.

In connection with the Merger, the Company acquired the Jaguar options and warrants outstanding. These options and warrants allow the holders to purchase 1,114,354 shares of stock at prices between $2.00 and $15.00 per share. These options and warrants expire at various dates through July 2000.

A summary of options and warrants, including those granted pursuant to the above plans, is as follows (see Notes 10 and 12):

                                               1996                 1995
                                         ------------------   ------------------
                                                   Weighted             Weighted
                                                    Average              Average
                                                   Exercise             Exercise
                                           Shares    Price      Shares    Price
                                         ----------  ------  ---------    ------
Outstanding, beginning of year            6,974,468  $1.27      24,700    $0.89
  Granted                                 1,602,500   0.75   6,485,414     1.13
  Forfeited/canceled                     (2,375,010)  0.75    (650,000)    1.01
  Options and warrants assumed
    in merger                                     -          1,114,354     2.26
                                         ----------  ------  ---------    ------
Outstanding, end of year                  6,201,958  $1.18   6,974,468     1.27
                                         ----------  ------  ---------    ------
                                         ----------  ------  ---------    ------
Exercisable, end of year                  3,066,958  $1.51   2,584,468    $1.85
                                         ----------  ------  ---------    ------
                                         ----------  ------  ---------    ------
Weighted average fair value of employee
  options granted                                    $ .22                $ .24
                                                     ------               ------
                                                     ------               ------

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting For Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                             1996           1995
                                          ----------    ------------
         Net loss:
           As reported                    $(651,395)    $(1,651,748)
           Pro forma                       (884,399)     (1,939,748)

         Net loss per share:
           As reported                    $    (.06)    $      (.19)
           Pro forma                           (.09)           (.22)


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for employee option grants: risk-free interest rate of 6%; no expected dividend yield; expected lives of five years; and no expected volatility.

10. STOCKHOLDERS' EQUITY:

The Company's redeemable preferred stock carries a 12% cumulative dividend payable quarterly, is convertible into common stock at any time for $1.25 per share, carries a preference on liquidation or dissolution of the Company, and has equal voting rights with the Company's outstanding common stock. Beginning in 1997 the preferred shares are callable by the Company at any time with 60 days' written notice, and all outstanding shares must be redeemed by 2002. Holders of the preferred stock cannot demand redemption prior to 2002. In 1996 the Company redeemed 25,000 shares of preferred stock for total consideration of $22,500.

The dividend payable is evidenced primarily by a note payable to the Company's majority stockholder and CEO. The Company paid approximately $261,000 of this dividend during 1995 and approximately $201,000 in 1996. The note is noninterest-bearing, due on demand and is subordinated to the revolving line of credit. Pursuant to the debt subordination agreement, the Company can only make payments on this dividend to the extent of its net income in 1997 and beyond. The Company is not allowed to make any other payments without the written consent of the bank.

During 1995, the Company initiated and completed a stock offering of 1,835,424 shares of common stock at a price of $1.40 per share. The Company realized net proceeds of approximately $1,985,000 from the offering. In conjunction with the offering, the Company issued warrants to purchase 327,711 shares of the Company's common stock for $2.50 per share and warrants to purchase 197,687 shares of common stock for $1.40 per share, all exercisable for one year from the date of issuance. In 1996, the Company repriced these warrants to $0.75 per share and extended the exercise period by one year. The Company also issued 61,000 shares of its common stock to the sales agent in connection with this offering as additional compensation.

11. COMMITMENTS AND CONTINGENCIES:

LITIGATION

A former holder of 10,000 shares of common stock of MacUSA on a premerger basis (the Dissenter) formally dissented from the Merger pursuant to the provisions of the Minnesota Business Corporate Act, as amended. The Company made payment to the Dissenter of approximately $170,000 for the fair value of his shares. The Dissenter objected, stating that the amount paid by the Company was insufficient. In December 1995, the Company filed a petition in Minnesota state court seeking a determination that the value paid to the Dissenter by the Company was adequate.

In January 1997, the Company and the Dissenter agreed in principle to settle all claims outstanding for $205,000. The $205,000 is payable $50,000 on signing and $20,000 per quarter with interest at 8%. The settlement is subject to execution of a definitive agreement. Because management believes it is probable that a definitive agreement will be reached, the $205,000 liability was recorded in the consolidated financial statements as of December 31, 1996.

LEASES

The Company leases all of its warehouse and office space and certain equipment under operating lease agreements. The Company recorded operating lease rental expense totaling $184,000 and $174,000 for the years ended December 31, 1996 and 1995, respectively. In May 1996, the Company executed a new lease on its existing facilities. Future minimum lease payments, including estimated common area maintenance are as follows for the year ending December 31:

         1997                                               $189,000
         1998                                                207,000
         1999                                                105,000

12. RELATED-PARTY TRANSACTIONS:

In December 1995, the Company entered into a consulting agreement with Jaguar Ventures, Limited, an entity owned by one of the Company's board members and by two significant stockholders and principals of Jaguar. Pursuant to the agreement, the Company issued warrants to acquire 300,000 shares of the Company's common stock at $1.75 per share with certain registration rights, and paid $50,000. In September 1996, the Company repriced these warrants to $1.01 per share.

In connection with the Merger, the Company's majority stockholder gifted 50,000 shares of the Company's common stock to a member of the Company's board of directors and a former Jaguar board member. In connection with the Merger, the Company also paid $45,000 to an entity in which this same board member is a principal. The effects of these transactions have been reflected in the acquisition consideration.

The note receivable from officer/stockholder represents a $196,000 note receivable from the Company's CEO and majority stockholder, plus accrued interest. The note bears interest at 5% per year, payable quarterly, and is due on demand with 30 days' written notice. Interest on the note has been received through May 31, 1996.

In July 1995 the Company's CEO and majority stockholder reduced his salary, and in October 1995, discontinued his salary entirely. In August 1996, the majority stockholder began devoting the majority of his time to Digital River, and Digital River began paying him a salary.

The Company has agreed to indemnify its majority stockholder and CEO for any tax liability resulting from any challenges to the Company's S corporation tax returns from 1994 through the date of the Company's conversion to a C corporation.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information under the caption "ELECTION OF DIRECTORS" in the Company's 1997 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1996, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information under the caption "COMPENSATION AND OTHER BENEFITS" in the Company's 1997 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1996, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

     The information under the caption "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Company's 1997 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1996, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "CERTAIN TRANSACTIONS" in the Company's 1997 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1996, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Item No.      Description
--------      -----------

2.1 Articles of Merger of MacUSA and Jaguar Newco Inc. effective May 9, 1995. (incorporated as Exhibit No. 2.1 in (3) below)

2.2 Agreement and Plan of Merger among The Jaguar Group Ltd., Jaguar Newco Inc. and MacUSA, Inc. dated May 1, 1995. (incorporated as Exhibit No. 2.1 in (2) below)

3(i).1 Articles of Incorporation, as amended to date. (incorporated as Exhibit No. 3.1 in (1) below)

3(i).2 Amendment to Articles of Incorporation to change name to Tech Squared Inc. (incorporated as Exhibit No. 3.1 in (2) below)

3(ii).1 Bylaws, as amended. (incorporated as Exhibit No. 3.2 in (1) below)

3.(ii).2 Amendment to Bylaws (incorporated as Exhibit No. 3.3 in (3) below)

10.1 Office/Warehouse Lease between the Company and RREEF Management Company, as amended. (incorporated as Exhibit No. 10.1 in (1) below)

10.2          Credit and Security Agreement By and Between
              MacUSA and Norwest, dated January 3, 1996. Omitted from this Exhibit, as filed, are exhibits and schedules referenced in such agreement. The Company will furnish supplementally a copy of any such exhibits and schedules to the Commission upon request. (incorporated as Exhibit No. 10.2 in (3) below)

10.3          $4,000,000 Revolving Promissory Note, dated January 3, 1996.
              (incorporated as Exhibit No. 10.3 in (3) below)

10.4          Debt Subordination Agreement, By and Between Mac USA, Joel A.
              Ronning and Norwest Bank Minnesota, National Association, dated January 3, 1996. (incorporated as Exhibit No. 10.4 in
              (3) below)

10.5 Collateral Account Agreement between Mac USA and Norwest, dated January 3, 1996. (incorporated as Exhibit No. 10.5 in
              (3) below)

10.6 Agreement as to Lockbox Service Between MacUSA and Norwest, dated January 3, 1996. (incorporated as Exhibit No. 10.6 in
              (3) below)

10.7 * MacUSA, Inc. 1995 Stock Option Plan. (incorporated as Exhibit No. 10.7 in (3) below)

10.8 * Stock Option Agreement with Joel A. Ronning relating to 1,099,990 shares of Common Stock, dated April 28, 1995. (incorporated as Exhibit No. 10.8 in (3) below)

10.9 * Stock Option Agreement with Joel A. Ronning relating to 1,370,010 shares of Common Stock, dated April 28, 1995. (incorporated as Exhibit No. 10.9 in (3) below)

10.10 * Stock Option Agreement with Joel A. Ronning relating to 199,996 shares of Common Stock, dated April 28, 1995. (incorporated as Exhibit No. 10.10 in (3) below)

10.11 * Stock Option Agreement with David McCaffrey relating to 100,010 shares of Common Stock, dated April 28, 1995. (incorporated as Exhibit No. 10.11 in (3) below)

10.12 * Stock Option Agreement with Draper Jaffray relating to 100,010 shares of Common Stock, dated April 28, 1995. (incorporated as Exhibit No. 10.12 in (3) below)

10.13 * Non-Statutory Stock Option Agreement with David McCaffrey relating to 100,000 shares of Common Stock, dated December 20, 1995. (incorporated as Exhibit No. 10.13 in (3) below)

10.14 *       Tech Squared Inc. 1995 Option Plan. (incorporated as Exhibit
              10.14 in (3) below)

10.15 * Form of Non-Statutory Stock Option Agreement for use with 1995 Stock Option Plan. (incorporated as Exhibit No. 10.15 in (3) below)

10.16 * Form of Incentive Stock Option Agreement for use with 1995 Stock Option Plan. (incorporated as Exhibit No. 10.16 in (3) below)

10.17 * Tech Squared Inc. 1995 Non-Employee Director Option Plan. (incorporated as Exhibit No. 10.17 in (3) below)

10.18 * Form of Option Agreement for use with Tech Squared Inc. 1995 Non-Employee Director Option Plan. (incorporated as Exhibit No. 10.18 in (3) below)

10.19 * Stock Option Agreement between Company and Joel A. Ronning relating to Common Stock of Digital River, Inc., dated December 28, 1995. (incorporated as Exhibit No. 10.19 in (3) below)

10.20 Mutual Release in full of All Claims and Rights between the Company and Peripheral Land, Inc., dated March 21, 1996. (incorporated as Exhibit No. 10.20 in (3) below)

10.21 Consulting Agreement with Jaguar Ventures, Ltd., dated November 17, 1995. (incorporated as Exhibit No. 10.21 in (3) below)

10.22 Consulting Agreement with James Kramer and Larry Kramer, dated December 7, 1995. (incorporated as Exhibit No. 10.22 in (3) below)

10.23 Agreement with M.H. Meyerson & Co., Inc. for the provision of investment banking services to the Company, dated December 14, 1995. (incorporated as Exhibit No. 10.23 in (3) below)

10.24 Asset Purchase Agreement between Tabor Resources, Corporation and Hanover Gold Company, Inc., dated March 25, 1996. Omitted from this Exhibit, as filed, are exhibits and schedules referenced in such Agreement. The Company will furnish supplementally a copy of any such exhibits and schedules to the Commission upon request. (incorporated as Exhibit No.
              10.24 in (3) below)

10.25 * Tax Indemnification Agreement with Joel A. Ronning, effective December 20, 1995. (incorporated as Exhibit No. 10.25 in (3) below)

10.26 Agreement between Issuer and Sponsor with Austin Friars Securities Limited, dated June 6, 1995. (incorporated as Exhibit No. 10.26 in (3) below)

10.27 Amendment to Agreement between Issuer and Sponsor with Austin Friars Securities Limited, dated August 10, 1995.
              (incorporated as Exhibit No. 10.27 in (3) below)

10.28 Second Amendment to Agreement between Issuer and Sponsor with Austin friars securities Limited, dated September 27, 1995. (incorporated as Exhibit No. 10.28 in (3) below)

10.29         Agreement with William D. Long, dated April 27, 1995.
              (incorporated as Exhibit No. 10.29 in (3) below)

10.30         Stock Purchase Agreement among Fujitsu, Digital River, Joel A.
              Ronning and MacUSA, dated August 30, 1994. Omitted from this Exhibit, as filed, are exhibits and schedules referenced in such Agreement. The Company will furnish supplementally a copy of any such exhibits and schedules to the Commission upon request. (incorporated as Exhibit No. 10.30 in (3) below)

10.31 Amendment to Asset Purchase Agreement with Hanover Gold Company dated April 19, 1996. (incorporated as Exhibit No.
              10.1 in (5) below)

10.32         Tech Squared Inc. 1995 Stock Option Agreement, as amended.
              (incorporated as Exhibit No. 10.2 in (5) below)

10.33 * Form of Non-Statutory Stock Option Agreement for use with 1995 Stock Option Plan. (incorporated as Exhibit No. 10.3 in (5) below)

10.34 * Form of Incentive Stock Option Agreement for use with 1995 Stock Option Plan. (incorporated as Exhibit No. 10.4 in (5) below)

10.35 Proposal for lease of space at 5198 West 76th Street Edina, Minnesota with R.L. Johnson Company dated April 19, 1996, as agreed and accepted by the Company. (incorporated as Exhibit No. 10.5 in (5) below)

10.36 Lease Agreement between Churchill Winston Limited Partnership and Tech Squared Inc. dated May 1, 1996. (incorporated as Exhibit No. 10.1 in (6) below)

10.37 First Amendment to Credit and Security Agreement between MacUSA, Inc. and Norwest Bank Minnesota, N.A. dated November 5, 1996. (incorporated as Exhibit No. 10.2 in (7) below)

10.38 * Letter Agreement dated August 20, 1996 with Charles Reese regarding employment as the Company's President and Chief Operating Officer. (incorporated as Exhibit No. 10.3 in (7) below)

10.39* Non-Statutory Stock Option Agreement with Chuck Reese relating to 351,000 shares of Common Stock, dated September 19, 1996.

10.40* Incentive Stock Option Agreement with Chuck Reese relating to 649,000 shares of Common Stock, dated September 19, 1996

10.41         Digital River, Inc. Form of 18% Convertible Debenture.

10.42 Agency Agreement dated September 30, 1996 between Digital River, Inc. and John G. Kinnard & Co.

10.43        Acknowledgment and Receipt, dated January 13, 1997, of
              termination of Agency Agreement between Digital River, Inc. and John G. Kinnard & Co.

16.1 Letter from Sartain Fischbein & Co. to the Securities and Exchange Commission dated January 23, 1996. (incorporated as Exhibit No. 16.1 in (4) below)

16.2 Letter from Glenn Elliott & Associates, Inc. to the Securities and Exchange Commission dated January 23, 1996. (incorporated as Exhibit No. 16.2 in (4) below)

16.3 Letter from Price Waterhouse LLP to the Securities and Exchange Commission dated January 23, 1996. (incorporated as Exhibit No. 16.3 in (4) below)

21.1 Subsidiaries of the Company. (incorporated as Exhibit No. 21.1 in (3) below)

23.1          Consent of Arthur Andersen LLP.

27.1          Financial Data Schedule.


*    Indicates management contracts and compensatory plans or arrangements.

(1) Incorporated by reference to the Company's Report on Form 10-KSB for the Transition Period from June 1, 1994 to December 31, 1994.

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed May, 1995.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(4) Incorporated by reference to Amendment No. 3 to the Company's Current Report on Form 8-K filed February 6, 1996.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 31, 1996.

(b)  REPORTS ON FORM 8-K

     None.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECH SQUARED INC.


Date:  March 26, 1997                  By: /s/ Joel A. Ronning
                                           ----------------------------------
                                           Joel A. Ronning
                                           Chief Executive Officer, Chief
                                           Financial Officer, and Secretary.


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                  Signature and Title             Date Executed
                                  -------------------            --------------

                                  /s/ Joel A. Ronning            March 26, 1997
                                  -----------------------------  --------------
                                  Joel A. Ronning
                                  Chief Executive Officer, Chief
                                  Financial Officer, Secretary
                                  and Director (principal
                                  executive officer and principal
                                  financial officer)


                                  /s/ Chuck Reese                March 26, 1997
                                  -----------------------------  --------------
                                  Chuck Reese, Director


                                  /s/ James D. Kramer            March 26, 1997
                                  -----------------------------  --------------
                                  James D. Kramer, Director


                                  /s/ Richard Runbeck            March 26, 1997
                                  -----------------------------  --------------
                                  Richard Runbeck, Director

                               TECH SQUARED INC.

                          EXHIBIT INDEX TO FORM 10-KSB
                        For Year Ended December 31, 1996

Item No.      Item
--------      ----

10.39 Non-Statutory Stock Option Agreement with Chuck Reese relating to 351,000 shares of Common Stock, dated September 19, 1996.

10.40 Incentive Stock Option Agreement with Chuck Reese relating to 649,000 shares of Common Stock, dated September 19, 1996.

10.41         Digital River, Inc. Form of 18% Convertible Debenture.

10.42 Agency Agreement dated September 30, 1996 between Digital River, Inc. and John G. Kinnard & Co.

10.43 Acknowledgment and Receipt dated January 13, 1997, between Digital River, Inc. and John G. Kinnard & Co.

23.1          Consent of Arthur Andersen LLP

27.1          Financial Data Schedule