Form 10-Q
period 1997-03-31
TECH SQUARED INC
filed 1997-05-15
CIK 939077

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


    (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the Quarterly Period Ended:  MARCH 31, 1997

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT.

                           Commission File Number:  0-25602


                                  TECH SQUARED INC.
                (Exact name of registrant as specified in its charter)


            MINNESOTA                                  41-1591872
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
        or organization)


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


      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes X   No   .
             ---    ---

      As of April 30, 1997, 10,374,870 shares of Common Stock, no par value, of the Company were outstanding.

                               TECH SQUARED INC.

                                    INDEX

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 1997
           (unaudited) and December 31, 1996                                 3

         Consolidated Statements of Operations (unaudited) for the three
          months ended March 31, 1997 and 1996                               4

         Consolidated Statements of Cash Flows (unaudited) for the three
           months ended March 31, 1997 and 1996                              5

         Notes to Financial Statements                                       6


    Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   8


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                              11

    Item 2.  Changes in Securities                                          11

    Item 3.  Defaults upon Senior Securities                                11

    Item 4.  Submission of Matters to a Vote of Security Holders            11

    Item 5.  Other Information                                              11

    Item 6.  Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                                  12

ITEM 1.                                                   FINANCIAL STATEMENTS

TECH SQUARED INC. AND SUBSIDIARIES
BALANCE SHEETS

                                                    March 31,      December 31,
                                                       1997            1996
                                                   -----------     ------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
Cash                                                 $252,833         $898,558
Available-for-sale securities                         800,000          940,000
Accounts receivable, net of allowance
  for doubtful receivables of
  $355,000 and $306,000 respectively                2,349,448        2,879,200
Inventories                                         2,393,843        1,906,546
Prepaids and other current assets                     253,419          435,755
                                                   -----------     ------------
    TOTAL CURRENT ASSETS                            6,049,543        7,060,059

Property and equipment, net                           346,291          476,283
Receivable from officer/stockholder                   201,512          201,512
Mining assets                                         748,276          748,276
Patents and organization costs, net                        --          133,488
Investment in Digital River                           746,972               --
                                                   -----------     ------------
                                                   $8,092,594       $8,619,618
                                                   -----------     ------------
                                                   -----------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving line of credit                             $219,568         $279,697
Current maturities of long term debt                  130,000        1,108,750
Accounts payable                                    4,383,215        4,416,419
Accrued compensation and benefits                     200,199          187,650
Accrued expenses                                      300,605          425,516
Dividend payable to officer/shareholder               491,977          491,977
                                                   -----------     ------------
    TOTAL CURRENT LIABILITIES                       5,725,564        6,910,009

Dividends payable to officer/shareholder              200,000          200,000

Long term debt, less current maturities                75,000           97,970

Redeemable preferred stock, 12% cumulative
  convertible, $1 par value; 1,000,000 shares
  authorized; 160,000 shares issued and outstanding   197,500          197,500

STOCKHOLDERS' EQUITY:
Common stock: no par value; 25,000,000 shares
  authorized 10,374,870 issued and outstanding
Additional paid-in capital                          2,723,223        3,189,103
Retained earnings (deficit)                          (828,693)      (2,114,964)
Unrealized gain on available-for-sale securities           --          140,000
                                                   -----------     ------------
TOTAL STOCKHOLDERS' EQUITY                          1,894,530        1,214,139
                                                   -----------     ------------
                                                   $8,092,594       $8,619,618
                                                   -----------     ------------
                                                   -----------     ------------

Note: The balance sheet as of December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

TECH SQUARED INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Months Ended
                                                   ----------------------------
                                                    March 31,      December 31,
                                                       1997            1996
                                                   -----------     ------------
Net Sales                                           $9,963,858       $8,627,956
Cost of sales                                        8,873,097        7,615,109
                                                   -----------     ------------
    GROSS PROFIT                                     1,090,761        1,012,847

Selling and marketing expenses                         476,492          633,006
General and administrative expenses                    552,444          496,348
Research and development expenses                           --           40,600
                                                   -----------     ------------
    Total Operating Expenses                         1,028,936        1,169,954
                                                   -----------     ------------
    INCOME (LOSS) FROM OPERATIONS                       61,825         (157,107)

Interest expense, net                                  (26,575)          (2,960)
Equity in losses of Digital River                     (285,795)              --
                                                   -----------     ------------
INCOME (LOSS) BEFORE MINORITY INTEREST IN
  LOSSES OF DIGITAL RIVER                             (250,545)        (160,067)

Minority interest in losses                                 --           16,087
                                                   -----------     ------------
NET INCOME (LOSS)                                    ($250,545)       ($143,980)
                                                   -----------     ------------
                                                   -----------     ------------
Net loss per common share                               ($0.02)          ($0.01)
                                                   -----------     ------------
                                                   -----------     ------------
Weighted average shares outstanding                 10,374,870       10,374,870
                                                   -----------     ------------
                                                   -----------     ------------

See accompanying notes to consolidated financial statements.

TECH SQUARED INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                   ----------------------------
                                                    March 31,      December 31,
                                                       1997            1996
                                                   -----------     ------------
Cash Flows From Operating Activities:
  Net loss                                           ($250,545)       ($143,980)
  Non-cash items included in loss:
    Depreciation and amortization                       52,322           62,320
    Equity in loss of Digital River                    285,795               --
    Minority interest in Digital River                      --          (16,087)
Changes in operating assets and liabilities:
    Accounts receivable, net                           529,752         (100,712)
    Inventories                                       (487,297)       1,595,371
    Prepaids and other current assets                   92,304          454,749
    Accounts payable                                   109,240       (1,749,260)
    Accrued compensation and benefits                   12,549               --
    Other accrued expenses                            (101,048)          10,973
                                                   -----------     ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES        243,072          113,374
                                                   -----------     ------------

Cash Flows From Investing Activities:
    Purchases of property and equipment                (28,947)         (20,431)
    Decrease in cash due to deconsolidation
      of Digital River                                (799,721)              --
    Increase in patents and organization costs              --               --
    Change in officer/stockholder receivable                --           (2,573)
                                                   -----------     ------------
      NET CASH USED IN INVESTING ACTIVITIES           (828,668)         (23,004)
                                                   -----------     ------------

Cash Flows From Financing Activities:
    Dividends paid                                          --          (25,000)
    Net change in revolving line of credit             (60,129)        (413,878)
    Expenses incurred on issuance of common stock           --          (15,263)
                                                   -----------     ------------
      NET CASH USED IN FINANCING ACTIVITIES            (60,129)        (454,141)
                                                   -----------     ------------
      NET DECREASE IN CASH                            (645,725)        (363,771)

Cash At Beginning Of Period                            898,558          867,370
                                                   -----------     ------------

      CASH AT END OF PERIOD                           $252,833         $503,599
                                                   -----------     ------------
                                                   -----------     ------------

See accompanying notes to financial statements.

                              TECH SQUARED INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 annual report on Form 10-KSB.

In periods prior to the quarter ended March 31, 1997 the Consolidated financial statements include the accounts of Tech Squared Inc. and its wholly owned subsidiaries (the "Company"), and Digital River, Inc. ("Digital River"), which the Company controlled through its bargain purchase option. In March 1997, Digital River converted all of its outstanding debentures and issued additional common stock pursuant to a private placement agreement which reduced Tech Squared's ownership from 60% at December 31, 1996 to 45% at March 31, 1997. As a result of the reduction in Tech Squared's ownership percentage, the financial results of Digital River, are no longer consolidated with those of the Company . The Company now accounts for its investment in Digital River using the equity method of accounting (see Item
2. Management's Discussion and Analysis of Financial Condition).

NOTE 2  -  INVENTORIES

The Company's inventories consist primarily of goods held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

NOTE 3 -  DIGITAL RIVER

In December 1995 the Company obtained a bargain purchase option to acquire 600,000 shares of Digital River common stock from the Company's majority stockholder and chief executive officer, representing at the time 60% ownership of Digital River. The option is exerciseable at any time through December 31, 2000 for a total exercise price of $1.00. Digital River has developed and is operating a proprietary system which allows the secure sale and delivery of software, fonts and images on-line, via the internet. Digital River's first on-line software sale and delivery occurred in August, 1996.

In December 1996, and January 1997, Digital River completed an offering of convertible debentures resulting in net proceeds to Digital River of approximately $1,100,000. In February 1997, Digital River initiated a private placement of up to 500,000 shares of Digital River common stock at $9 per share. In March 1997, Digital River received initial proceeds from the private placement totaling approximately $1,383,000 for approximately 154,000 shares of its common stock, and converted all of its outstanding Convertible Debentures into approximately 191,000 shares of its common stock at $6 per share. The impact of the issuance of the additional 345,000 shares resulted in a reduction in the Company's ownership control in Digital River from 60% at December 31,1996, to approximately 45% at March 31, 1997. As a result, beginning in the quarter ended March 31, 1997 the Company is accounting for its investment in Digital River using the equity method of accounting.

Summarized unaudited condensed financial information of Digital River is as follows: (000's)


BALANCE SHEET INFORMATION
-------------------------
                                                    March 31,      December 31,
                                                       1997            1996
                                                   -----------     ------------
Current assets                                          $1,657           $  809
Total assets                                             2,088            1,202
Current liabilities                                        421            1,258
Stockholders' equity (deficit)                           1,662              (58)

OPERATING INFORMATION
---------------------
                                                          QUARTER ENDED
                                                             MARCH 31,
                                                       1997            1996
                                                   -----------     ------------
Net sales                                                 $179         $     --
Operating expenses                                         683               44
Net loss                                                 ($492)            ($40)


NOTE 4 - SFAS 128

During March, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 at the end of fiscal 1997 and anticipates it will not have a material impact on previously reported earnings per share.

                              TECH SQUARED  INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10-KSB for the year ended December 31, 1996.

The Company sells computer and peripheral products targeted at the graphic arts market, which currently includes primarily Macintosh related products. The Company markets through direct marketing channels, and to value added resellers.

For the three months ended March 31, 1997 the Company recorded a consolidated net loss of ($251,000) or ($0.02) per share compared to a consolidated net loss of ($144,000) or ($0.01) per share in the first quarter
of 1996.   These consolidated losses include  the Company's share of the
Digital River losses which amounted to ($286,000) and ($24,000) in the first quarter of 1997 and 1996, respectively. Excluding the Company's share of the Digital River losses the Company recorded a net income of $35,000 in the first quarter of 1997 compared to a net loss of ($120,000) in the first quarter of 1996.

RESULTS OF OPERATIONS

NET SALES

Net sales for the Company's first quarter ended March 31, 1997 totaled $9,964,000 compared to $8,628,000 for the corresponding period of 1996. The increase in sales of 15.5% is due mainly to an increase in sales to the Company's DTP Direct catalog customers of approximately 25%. The increase in DTP direct sales is primarily attributable to an increase in the volume of orders shipped.

Fluctuations in the Company's net sales from period to period can be expected due to a number of factors, including the timing of new product introductions by the Company's major vendors and their competitors, seasonal cycles commonly experienced in computer-related industries, and changes in product mix and product pricing. As a result, the operating results for any particular period are not necessarily indicative of the results of any future period.

GROSS PROFIT

Gross profit for the quarter ended March 31 was $1,091,000 or 11.0% of net sales compared to $1,013,000 or 11.7 % of net sales for the comparable period of 1996. Although gross profit percentages decreased in both the DTP Direct catalog and the distribution businesses, the decreases were mitigated by the relative increase in DTP Direct catalog sales as a percentage of overall sales. Additionally, gross margins were negatively impacted by a lower level of vendor rebates in the first quarter of 1997 compared to the same period in 1996. The Company expects ongoing competitive pressure on gross margins in 1997.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses totaled $476,000 during the quarter ended March 31, 1997 compared to $633,000 during the corresponding period of 1996. As a percentage of sales, selling and marketing expenses decreased from 7.3% of net sales for the first quarter of 1996 compared to

4.8% of net sales for the same period in 1997. This decrease is due mainly to the reduction in net marketing costs related to the development, production and distribution of catalogs, although catalogs mailed increased approximately 20% in the same period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first quarter ended March 31, 1997 were $552,000 compared to $496,000 for the comparable period of 1996. The increase is primarily due to an increase in payroll and related costs including the addition of a new President and COO along with certain other changes.

NET  INTEREST  EXPENSE

Net interest expense for the first quarter ended March 31, 1997 was $27,000 compared to $3,000 for the same period in 1996. The increase is due to an increase in the average outstanding balance on the Company's line of credit as well as an increase in the interest rate.

INCOME TAXES

In the first quarter the Company recorded no income tax provision due to the Company's inability to currently record net operating loss benefit carry forwards for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at March 31, 1997 , consisted of liquid funds, a revolving line of credit agreement with Norwest Bank Minnesota, NA ("Norwest"), and vendor trade credit lines

As of March 31, 1997 the Company had working capital of  $249,000.    This
includes the remaining balance of a dividend declared in April 1995, but not yet paid in the amount of $492,000 of which approximately $35,000 was paid in April 1997. The dividend is subordinated to the Company's indebtedness under a line of credit with Norwest pursuant to the terms of a Credit and Security Agreement dated January 3, 1996 and as amended. Pursuant to a related debt subordination agreement with Norwest, the Company is only allowed to make payments on this dividend to the extent of its net income in 1997.

Borrowings under the line of credit with Norwest are payable on demand, and limited by eligible percentages of accounts receivable, inventory and certain investments. As of March 31, 1997 the Company had availability under the line of credit totaling $1.6 million. The agreement requires the Company to maintain certain covenants including a minimum net worth, current ratio, debt to equity ratio, and certain operating results. As of March 31, 1997 the Company was in violation of its minimum net worth covenant. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the company's chairman and CEO.

In April 1997, the Company entered into a three month extension of its current line of credit with Norwest to July 31, 1997. Under terms of the amendment, the Company and Norwest agreed to reduce the maximum outstanding borrowings to $1.5 million, certain increases in the interest rate, and certain other extension-related fees. After the amendment on April 30, 1997 the Company had outstanding borrowings under the line of credit totaling $943,000 and availability of $537,000.

The Company's working capital includes $800,000 relating to its investment in Cam Design, Inc. ("Cam Design"). All of the shares of Cam Design became freely tradable in the second quarter of 1997 and, accordingly, all shares were valued at the closing market price at March 31, 1997. The trading market for the Cam Designs shares may be limited and there can be no assurance that the Company will be able to realize a market value equal to or in excess of the value stated herein. The Company may have to bear the economic risk of the entire investment for an indefinite period.

Inventories increased from $1,924,000, as of December 31, 1996 to $2,394,000 as of March 31,1997. Capital expenditures totaled $29,000 in the three month period of 1997 compared to

$20,000 in the comparable period of 1996.

The Company believes that funds generated from management of receivable and inventory levels, advances under its line of credit, further expansion of lines with trade creditors, the cash on hand and proceeds from the sale of its investments, will be sufficient to fund its operations through the end of 1997. However, maintaining an adequate level of working capital through the end of 1997 and thereafter depends in part on the success of the Company's
sales and marketing efforts,   the Company's ability to control operating
expenses, and the Company's ability to maintain a suitable banking relationship. Furthermore, funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability or that future capital infusions will be available.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

      In October, 1996 Hanover filed a registration statement covering the Hanover Shares and filed suit against the Company in the United States District Court Eastern District of Washington. The complaint seeks to force the Company to break escrow and release title to its Montana Gold mining properties in exchange for 400,000 Hanover Shares held in escrow, along with certain other damages. The Company has filed a response which included claims of fraud and violation of Securities Rules.

      In April, 1997 Hanover filed a Notice of Motion and Motion for Partial Summary Judgment, which the Company answered on April 13, 1997. The Motion is currently scheduled to be heard on June 4, 1997.

      The ultimate outcome of the lawsuit cannot be determined at this time, however, it could significantly impact the carrying value and nature of the mining assets currently recorded in the Company's Consolidated Statement of Financial Position.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              27.1  Financial Data Schedule.

         (b)  Reports on Form 8-K

              None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TECH SQUARED INC.


May 14, 1997                /s/ Joel Ronning
                            ----------------------------------------------------
                                Joel Ronning, Chief Executive Officer
                                and Chief Financial Officer (principal executive officer and principal financial and officer)

                                 EXHIBIT INDEX


EXHIBIT INDEX          DESCRIPTION                        PAGE NUMBER.
-------------          -----------                        -----------
27.1                   Financial Data Schedule                14