Form 10-Q
period 1997-06-30
TECH SQUARED INC
filed 1997-08-14
CIK 939077

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the Quarterly Period Ended:  JUNE 30, 1997

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT.

                        Commission File Number:  0-25602


                                TECH SQUARED INC.
             (Exact name of registrant as specified in its charter)


              MINNESOTA                                  41-1591872
      (State or other jurisdiction                   (I.R.S. Employer
           of incorporation)                        Identification No.)


                              5198 WEST 76TH STREET
                             EDINA, MINNESOTA  55439
                    (Address of principal executive offices)


                                 (612) 832-5622
                         (Registrant's telephone number)





     Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

      As of June 30, 1997, 10,374,870 shares of Common Stock, no par value, of the Company were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TECH SQUARED INC.

                                      INDEX




PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
     Item 1.  Financial Statements

      Consolidated Balance Sheets at June 30, 1997
        (unaudited) and December 31, 1996                                     3

      Consolidated Statements of Operations (unaudited) for the three
        months and six months ended June 30, 1997 and 1996                    4

      Consolidated Statements of Cash Flows (unaudited) for the six
        months ended June 30, 1997 and 1996                                   5

      Notes to Financial Statements                                           6



     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              11

     Item 2.  Changes in Securities                                          11

     Item 3.  Defaults upon Senior Securities                                11

     Item 4.  Submission of Matters to a Vote of Security Holders            11

     Item 5.  Other Information                                              11

     Item 6.  Exhibits and Reports on Form 8-K                               12



SIGNATURES                                                                   13

ITEM  1.                     FINANCIAL STATEMENTS

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                         June 30,        December 31,
                                                           1997              1996
                                                      -------------      ------------
                                                        (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                   $  310,677        $  898,558
  Available-for-sale securities                             700,625           940,000
  Accounts receivable, net of allowance
    for doubtful receivables of $349,000
    and $306,000 respectively                             2,523,992         2,879,200
  Inventories                                             1,506,505         1,906,546
  Prepaids and other current assets                         528,129           435,755
                                                      -------------      ------------
    TOTAL CURRENT ASSETS                                  5,569,928         7,060,059

  Property and equipment, net                               347,457           476,283
  Receivable from officer/stockholder                       201,512           201,512
  Mining Assets                                             748,276           748,276
  Patents and organization costs, net                             -           133,488
  Investment in Digital River                             1,014,558                 -
                                                      -------------      ------------
                                                         $7,881,731        $8,619,618
                                                      -------------      ------------
                                                      -------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Revolving line of credit                               $  506,133        $  279,697
  Current maturities of long term debt                       80,000         1,108,750
  Accounts payable                                        3,282,713         4,416,419
  Accrued compensation and benefits                         162,233           187,650
  Accrued expenses                                          632,472           425,516
  Dividends payable to officer/shareholder                  364,621           491,977
                                                      -------------      ------------
    TOTAL CURRENT LIABILITIES                             5,028,172         6,910,009

Dividends payable to officer/shareholder                    284,588           200,000

Long term debt, less current maturities                      55,000            97,970

Redeemable preferred stock, 12% cumulative
  convertible, $1 par value; 1,000,000 shares
  authorized; 160,000 shares issued and outstanding         197,500           197,500


STOCKHOLDERS' EQUITY:
  Common stock: no par value; 25,000,000 shares
    authorized 10,374,870 issued and outstanding                  -                 -
  Additional paid-in capital                              2,723,223         3,189,103
  Retained earnings (deficit)                              (517,377)       (2,114,964)
  Unrealized gain on available-for-sale securities          110,625           140,000
                                                      -------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                            2,316,471         1,214,139
                                                      -------------      ------------
                                                         $7,881,731        $8,619,618
                                                      -------------      ------------
                                                      -------------      ------------

Note: The consolidated statement of financial position at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended             Six Months Ended
                                                   -----------------------     ---------------------------
                                                    June 30,     June 30,        June 30,       June 30,
                                                      1997         1996            1997           1996
                                                   ----------   ----------     -----------     -----------
  Net Sales                                        $8,484,181   $8,631,713     $18,448,039     $17,259,669
  Cost of sales                                     7,422,079    7,743,412      16,295,646      15,358,521
                                                   ----------   ----------     -----------     -----------
    GROSS PROFIT                                    1,062,102      888,301       2,152,393       1,901,148

  Selling and marketing expenses                      466,898      581,080         943,390       1,214,086
  General and administrative expenses                 559,519      506,990       1,111,963       1,003,338
  Research & development expenses                           -       46,948               -          87,548
                                                   ----------   ----------     -----------     -----------
    Total Operating Expenses                        1,026,417    1,135,018       2,055,353       2,304,972
                                                   ----------   ----------     -----------     -----------
    INCOME (LOSS) FROM OPERATIONS                      35,685     (246,717)         97,040        (403,824)

  Interest expense, net                               (26,595)      (1,124)        (53,170)         (4,084)
  Investment income                                    34,638        5,400          34,638           5,400
  Equity in losses of Digital River                  (295,335)           -        (581,130)              -
                                                   ----------   ----------     -----------     -----------

  LOSS BEFORE MINORITY INTEREST IN                   (251,607)    (242,441)       (502,622)       (402,508)
  LOSSES OF DIGITAL RIVER

  Minority interest in losses                               -       31,454               -          47,541
                                                   ----------   ----------     -----------     -----------
    NET LOSS                                       $ (251,607)  $ (210,987)    $  (502,622)    $  (354,967)
                                                   ----------   ----------     -----------     -----------
                                                   ----------   ----------     -----------     -----------

  Net loss per common share                            ($0.02)      ($0.02)         ($0.05)         ($0.03)
                                                   ----------   ----------     -----------     -----------
                                                   ----------   ----------     -----------     -----------
  Weighted average shares outstanding              10,374,870   10,374,870      10,374,870      10,374,870
                                                   ----------   ----------     -----------     -----------
                                                   ----------   ----------     -----------     -----------

See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Six Months Ended
                                                          ---------------------------
                                                             June 30,        June 30,
                                                              1997             1996
                                                          -----------    ------------
Cash Flows From Operating Activities:
    Net Loss                                                $(502,622)     $(354,967)
    Non-cash items included in loss:
    Depreciation and amortization                             109,289         98,142
    Equity in losses of Digital River                         581,130              -
    Gain on sale of available-for-sale securities             (26,438)             -
    Minority interest in Digital River                              -        (47,541)
Changes In Operating Assets And Liabilities:
    Accounts receivable, net                                  355,208       (325,331)
    Inventories                                               400,041      1,538,062
    Prepaid and other current assets                           54,025        233,120
    Accounts payable                                         (991,262)    (1,141,722)
    Accrued compensation and benefits                         (25,417)             -
    Other accrued expenses                                    153,431         87,819
                                                            ---------    -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      107,385         87,582

Cash Flows From Investing Activities:
   Purchases of property and equipment                        (86,601)       (75,255)
   Decrease in cash due to deconsolidation of Digital
     River                                                   (799,721)             -
   Change in officer/stockholder receivable                        -           8,983
                                                            ---------    -----------
     NET CASH USED IN INVESTING ACTIVITIES                   (886,322)       (66,272)

Cash Flows From Financing Activities:
   Dividends paid                                             (35,380)      (115,420)
   Preferred stock redemption                                       -        (22,500)
   Net change in revolving line of credit                     226,436       (242,455)
   Expenses incurred on issuance of common stock                    -        (18,863)
                                                            ---------    -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      191,056       (399,238)
                                                            ---------    -----------
     NET DECREASE IN CASH                                    (587,881)      (377,928)

Cash At Beginning Of Period                                   898,558        867,370
                                                            ---------    -----------
     CASH AT END OF PERIOD                                  $ 310,677    $   489,442
                                                            ---------    -----------
                                                            ---------    -----------

See accompanying notes to consolidated financial statements.

                                TECH SQUARED INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 annual report on Form 10-KSB.

In periods prior to the quarter ended March 31, 1997 the Consolidated financial statements include the accounts of Tech Squared Inc. and its wholly owned subsidiaries (the "Company"), and Digital River, Inc. ("Digital River"), which the Company controlled through its bargain purchase option. In March 1997, Digital River converted all of its outstanding debentures, and in the months of January 1997 through June 1997, issued additional common stock pursuant to a private placement agreement which reduced Tech Squared's ownership from 60% at December 31, 1996 to approximately 39% at June 30, 1997. As a result of the reduction in Tech Squared's ownership percentage, the financial results of Digital River, are no longer consolidated with those of the Company . The Company now accounts for its investment in Digital River using the equity method of accounting (see Item 2. Management's Discussion and Analysis of Financial Condition).

NOTE 2  -  INVENTORIES

The Company's inventories consist primarily of goods held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

NOTE 3 -  REVOLVING LINE OF CREDIT

In June 1997, the Company entered into a two year Revolving Line of Credit Agreement with First Bank National Association ("First Bank"). Borrowings under the $2,500,000 agreement, are payable on demand, limited by eligible percentages of accounts receivable and inventory and bear interest at the prime rate plus 1.75%. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's Chairman & CEO. As of June 30, 1997, the Company had availability under the line of credit of approximately $1,400,000.

NOTE 4 - DIGITAL RIVER

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

During the period from December 1996 through July 1997, Digital River completed various private placements resulting in net proceeds of approximately $4,300,000 and issuance of 607,000 new shares of its common stock at prices between $6 and $9 per share. As a result of these equity financing transactions the Company's ownership of Digital River was reduced to approximately 37% as of July 1997, and, beginning in the quarter ended March 31, 1997 the Company accounted for its investment in Digital River using the equity method of accounting. For the three months ended March 31, 1997 and six months ended June 30, 1997, the Company recorded gain on sale of stock by the subsidiary of approximately $1,033,000 and $562,000, respectively. The gain on sale of stock by the subsidiary is recorded through the Company's stockholder's equity.

Summarized unaudited condensed financial information of Digital River is as follows: (000's)

     BALANCE SHEET INFORMATION
                                        JUNE 30,  DECEMBER 31,
                                           1997      1996
                                        --------  ------------
         Current assets                   $2,619   $  809
         Total assets                      3,173    1,202
         Current liabilities                 533    1,258
         Stockholders' equity (deficit)    2,635      (58)

     OPERATING INFORMATION
                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30,                JUNE 30,
                                 1997        1996         1997        1996
                                ------     ------        -----       -----
         Net sales               $282         $ -       $  461        $  -
         Operating expenses       978          85        1,661         129
         Net loss               ($684)       ($79)     ($1,176)      ($119)

NOTE 5 - SFAS 128

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

The following is a summary of the operating results for Tech Squared Inc., excluding Digital River, and Tech Squared Inc. consolidated for the three and six months ended June 30 1996 and 1997, respectively:

                                      Tech  Squared               Tech Squared Inc.,
                                   excluding Digital River          Consolidated
                                   -----------------------   -------------------------
                                      1997          1996         1997          1996
                                   --------      ---------   ------------   ----------
Net income/(loss) for the
  three months ending June 30,      $44,000      $(164,000)   $(252,000)     $(211,000)
        Per Share                                                $(0.02)        $(0.02)
Net income/(loss) for the
  six months ending June 30,        $79,000      $(284,000)   $(503,000)     $(355,000)
        Per Share                                                $(0.05)        $(0.03)

RESULTS OF OPERATIONS

NET SALES

Net sales for the Company's second quarter ended June 30, 1997 totaled $8,484,000 compared to $8,632,000 for the corresponding period of 1996. The decrease in sales of 1.7% is due to an overall slowdown in the demand for Macintosh related products and a decline in sales to the Company's distribution customers. Net sales for the first six months of 1997 totaled $18,448,000 compared to $17,260,000 for the same period in 1996. The increase is due mainly to an increase in the sales to the Company's direct mail catalog customers.

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

GROSS PROFIT

Gross profit for the quarter ended June 30 was $1,062,000 or 12.5% of net sales compared to $888,000 or 10.3 % of net sales for the comparable period of 1996. Gross profit for the six month period ended June 30, 1997 was $2,152,000 or 11.7% of net sales compared to $1,901,000 or 11.0% of net sales for the same period in 1996. The increase in gross profit percentages in both the three month and six month period ended June 30, 1997 is due to the increase in DTP Direct catalog sales as a percentage of overall sales, increased gross margin percents in DTP Direct sales and a reduction in variable overhead expenses, partially offset by a decline in gross margin percents for sales to the Company's distribution customers. The Company expects ongoing competitive pressure on gross margins in 1997.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses totaled $467,000 or 5.5% of sales during the quarter ended June 30, 1997 compared to $581,000 or 6.7% of sales during the corresponding period of 1996. For the six month period ending June 30, 1997 selling and marketing expenses were $943,000 compared to $1,214,000 for the same period in 1996. As a percentage of sales, selling and marketing expenses for the first six months of 1997 decreased to 5.1% of net sales from 7.0% of net sales for the same period in 1996. This decrease was mainly attributable to the reduction in net marketing costs related to the development, production and distribution of catalogs, although catalogs mailed increased approximately 18% in the same period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the second quarter ended June 30, 1997 were $560,000 compared to $507,000 for the comparable period of 1996. For the six month period ended June 30, 1997 general and administrative expenses were $1,112,000 compared to $1,003,000 for the same period in 1996. The increase is primarily due to an increase in payroll and related costs including the addition of a new President and COO.

INVESTMENT INCOME

Investment income for the second quarter and six months ended June 30, 1997 was approximately $35,000 compared to $5,000 for the same periods of 1996. Investment income for the second quarter of 1997 included $8,000 of dividend income compared to $5,000 for the same period of 1996 and approximately $26,000 of realized gain on the sale of a portion of the Company's available for sale securities.

NET INTEREST EXPENSE

Net interest expense for the second quarter ended June 30, 1997 was $27,000 compared to $1,000 for the same period in 1996. Interest expense for the six month period ended June 30, 1997 was $53,000 compared to $4,000 for the same period in 1996. The increase is due to an increase in the average outstanding balance on the Company's line of credit as well as an increase in the interest rate.

INCOME TAXES

The Company recorded no income tax provision due to the Company's inability to currently record net operating loss benefit carry forwards for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at June 30, 1997, consisted of liquid funds, a revolving line of credit agreement with First Bank, and vendor trade credit lines.

In June 1997, the Company entered into a two year Revolving Line of Credit Agreement with First Bank National Association ("First Bank"). Borrowings under the $2,500,000 agreement, are payable on demand, limited by eligible percentages of accounts receivable and inventory and bear interest at the prime rate plus 1.75%. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's Chairman & CEO. As of June 30, 1997, the Company had availability under the line of credit of approximately $1,400,000 and outstanding borrowings of $506,000.

As of June 30, 1997 the Company had working capital of $542,000. This has been reduced by the current portion of the remaining balance of a dividend declared in April 1995, but not yet paid in the amount of $365,000 of which approximately $100,000 was paid in July 1997. The dividend payable is subordinate to the Revolving Line of Credit and the aggregate payout of the dividend cannot exceed $200,000 in any calendar year. Through July 1997, approximately $135,000 has been paid in dividends for the current calendar year.

The Company's working capital includes $701,000 relating to its investment in Cam Design, Inc. ("Cam Design"). All of the shares of Cam Design became freely tradable in the second quarter of 1997 and, accordingly, all shares were valued at the closing market price at June 30, 1997. In May, 1997, the Company reached a settlement agreement with a former dissenting shareholder. As part of the settlement agreement, the Company is required to hold 60,000 shares of Cam Design stock with an escrow agent. These escrowed shares will be adjusted downward and released from escrow as payments set forth in the agreement are made to the former dissenting shareholder. The trading market for the Cam Designs shares may be limited and there can be no assurance that the Company will be able to realize a market value equal to or in excess of the value stated herein. The Company may have to bear the economic risk of the entire investment for an indefinite period.

Inventories decreased from $2,394,000, as of March 31, 1997 to $1,507,000 as of June 30,1997. The reduction of inventories was primarily a result of improved inventory management. Capital expenditures totaled $58,000 in the second quarter of 1997 compared to $55,000 in the second quarter of 1996. For the six month period ended June 30, 1997 capital expenditures were approximately $87,000 compared to $75,000 for the same period in 1996.

 The Company believes that funds generated from management of receivable and inventory levels, advances under its line of credit, further expansion of lines with trade creditors, the cash on hand and proceeds from the sale of its investments, will be sufficient to fund its operations through the end of 1997. However, maintaining an adequate level of working capital through the end of 1997 and thereafter depends in part on the success of the Company's sales and marketing efforts and the Company's ability to control operating expenses. Furthermore, funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability or that future capital infusions will be available.

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

     In October, 1996 Hanover filed a registration statement covering the Hanover Shares and filed suit against the Company in the United States District Court Eastern District of Washington. The complaint seeks to force the Company to break escrow and release title to its Montana Gold mining properties in exchange for 400,000 Hanover Shares held in escrow, along with certain other damages. The Company has filed a counter-claim which included claims of fraud and violation of Securities Laws.

     In April, 1997 Hanover filed a Notice of Motion and Motion for Partial Summary Judgment, which the Company answered on April 13, 1997.

     The ultimate outcome of the lawsuit cannot be determined at this time, however, it could significantly impact the carrying value and nature of the mining assets currently recorded in the Company's Consolidated Statement of Financial Position.

     Reference is made to the Company's annual report on form 10-KSB for the year ended December 31, 1996 and form 10-Q for the quarter ended March 31, 1997 which are on file with the Securities and Exchange Commission. During the quarter ended June 30, 1997, the Company was not a party to any material newly instituted legal proceedings and, except as described above, there were no material developments to existing legal proceedings.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On June 5, 1997, the Company convened the annual meeting of its shareholders. The shareholders elected to set the number of directors for the Company's Board at four (8,135,088 votes in favor, 950 votes against and 1,500 votes abstaining) and for each of the directors to serve for a one year term expiring at the annual meeting of shareholders in 1998 or until their successors are otherwise duly elected and qualified. The following four individuals were elected to the Company's Board of Directors; Joel Ronning (8,136,143 votes in favor and 1,395 withhold authority), Charles Reese, Jr. (8,136,188 votes in favor and 1,350 withhold authority), James Kramer (8,136,188 votes in favor and 1,350 withhold authority) and Richard Runbeck (8,136,188 votes in favor and 1,350 withhold authority). The shareholders ratified Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997 (8,135,888 votes in favor, 150 votes against and 1,500 withholding authority).

ITEM 5.   OTHER INFORMATION

          On April 29, 1997 Richard J. Apple joined the Company as Senior Vice President of Marketing. Mr. Apple assumed the main responsibility for the development, production and mailing of the Company's DTP Direct catalog as well as assisting in the management of the strategic direction of the Company. Mr. Apple reports directly to Chuck Reese, the Company's President and Chief Operating Officer.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits
               10.44 Financing Agreement between Tech Squared Inc. and First Bank NA dated June 27, 1997.

               10.45 Security Agreement between Tech Squared Inc. and First Bank NA dated June 27, 1997.

               10.46 Guaranty between Joel A. Ronning and First Bank NA dated June 27, 1997.

               10.47 Subordination Agreement between Tech Squared Inc., Joel A. Ronning and First Bank NA dated June 27, 1997.

               10.48  Letter agreement between Tech Squared Inc. and
                      Rick Apple, Senior VP of Marketing, dated April 29, 1997.

               10.49  Settlement Agreement between Tech Squared
                      Inc., f/k/a Jaguar Group, Limited, successor in interest through merger to MacUSA, Inc. and John P. Earling dated May 30, 1997.

               10.50 Escrow Agreement between Tech Squared Inc., f/k/a Jaguar Group Limited, successor in interest through merger to MacUSA, Inc. and John P. Earling, and First Trust National Association, Minneapolis, MN dated May 30, 1997.

               27.1   Financial Data Schedule.

          (b)  Reports on Form 8-K
                None

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TECH SQUARED INC.




August 12, 1997                       -----------------------------------------
                                      Joel Ronning, Chief Executive Officer
                                      and Chief Financial Officer (principal
                                      executive officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit Index    Description
-------------    -----------
10.44            Financing Agreement between Tech Squared Inc. and First Bank
                 NA dated June 27, 1997.

10.45 Security Agreement between Tech Squared Inc. and First Bank NA dated June 27, 1997.

10.46            Guaranty between Joel A. Ronning and First Bank NA dated
                 June 27, 1997.

10.47            Subordination Agreement between Tech Squared Inc., Joel A.
                 Ronning and First Bank NA dated June 27, 1997.

10.48            Letter agreement between Tech Squared Inc. and Richard J.
                 Apple, Senior VP of Marketing, dated April 29, 1997.

10.49            Settlement Agreement between Tech Squared Inc., f/k/a Jaguar
                 Group, Limited, successor in interest through merger to MacUSA, Inc. and John P. Earling dated May 30, 1997.

10.50            Escrow Agreement between Tech Squared Inc., f/k/a Jaguar Group
                 Limited, successor in interest through merger to MacUSA, Inc.
                 and John P. Earling, and First Trust National Association,
                 Minneapolis, MN dated May 30, 1997.

27.1             Financial Data Schedule
