Form 10-Q
period 1997-09-30
TECH SQUARED INC
filed 1997-11-14
CIK 939077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF    THE SECURITIES
     EXCHANGE ACT OF 1934.

             For the Quarterly Period Ended:  SEPTEMBER 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF   THE SECURITIES AND
    EXCHANGE ACT.

                       Commission File Number:  0-25602


                              TECH SQUARED INC.
            (Exact name of registrant as specified in its charter)


                 MINNESOTA                               41-1591872
(State or other jurisdiction of incorporation)         (IRS Employer
                                                     Identification No.)

                            5198 WEST 76TH STREET
                           EDINA, MINNESOTA  55439
                   (Address of principal executive offices)


                                (612) 832-5622
                       (Registrant's telephone number)





     Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No ___

      As of the close of business on September 30, 1997, 10,374,870 shares of Common Stock, no par value, of the Company were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TECH SQUARED INC.

                                     INDEX




PART I.  FINANCIAL INFORMATION                                              PAGE

    Item 1.  Financial Statements

     Consolidated Balance Sheets at September 30, 1997
      (unaudited) and December 31, 1996                                      3

     Consolidated Statements of Operations (unaudited) for the three
       months and nine months ended September 30, 1997 and 1996              4

     Consolidated Statements of Cash Flows (unaudited) for the nine
       months ended September 30, 1997 and 1996                              5

     Notes to Financial Statements                                           6



    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       8

    Item 3.   Quantitative and Qualitative Disclosure About Market Risk     10


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                              11

    Item 2.  Changes in Securities                                          11

    Item 3.  Defaults upon Senior Securities                                11

    Item 4.  Submission of Matters to a Vote of Security Holders            11

    Item 5.  Other Information                                              11

    Item 6.  Exhibits and Reports on Form 8-K                               11



SIGNATURES                                                                  12

ITEM 1.          FINANCIAL STATEMENTS

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                          September 30,        December 31,
                                                              1997                1996
                                                         ---------------      --------------
                                                           (Unaudited)
ASSETS

CURRENT ASSETS
 Cash                                                         $   93,043          $  898,558
 Available-for-sale securities                                   502,250             940,000
 Accounts receivable, net of allowance
     for doubtful receivables of $400,000
     and $306,000 respectively                                 2,883,025           2,879,200
 Inventories                                                   2,016,539           1,906,546
 Prepaids and other current assets                               345,239             435,755
                                                         ---------------      --------------
    TOTAL CURRENT ASSETS                                       5,840,096           7,060,059

 Property and equipment, net                                     318,777             476,283
 Receivable from officer/stockholder                             201,512             201,512
 Mining Assets                                                   748,276             748,276
 Patents and organization costs, net                                   -             133,488
 Investment in Digital River                                     789,532                   -
                                                         ---------------      --------------
                                                              $7,898,193          $8,619,618
                                                         ---------------      --------------
                                                         ---------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Revolving line of credit                                     $  171,350          $  279,697
 Current maturities of long term debt                             80,000           1,108,750
 Accounts payable                                              3,941,353           4,416,419
 Accrued compensation and benefits                               163,589             187,650
 Accrued expenses                                                744,080             425,516
 Dividends payable to officer/shareholder                        264,257             491,977
                                                         ---------------      --------------
    TOTAL CURRENT LIABILITIES                                  5,364,629           6,910,009

Dividends payable to officer/shareholder                         284,587             200,000

Long term debt, less current maturities                           35,000              97,970

Redeemable preferred stock, 12% cumulative convertible,
$1 par value; 1,000,000 shares authorized; 160,000
shares issued and outstanding                                    197,500             197,500

STOCKHOLDERS' EQUITY:
 Common stock: no par value; 25,000,000 shares authorized
 10,374,870 issued and outstanding                                     -                   -
 Additional paid-in capital                                    2,723,223           3,189,103
 Retained earnings (deficit)                                    (634,996)         (2,114,964)
 Unrealized gain/(loss) on available-for-sale securities         (71,750)            140,000
                                                         ---------------      --------------
   TOTAL STOCKHOLDERS' EQUITY                                  2,016,477           1,214,139
                                                         ---------------      --------------
                                                              $7,898,193          $8,619,618
                                                         ---------------      --------------
                                                         ---------------      --------------

Note: The consolidated statement of financial position at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                      Three Months Ended                 Nine Months Ended
                              ----------------------------------  ---------------------------------
                                 September 30,    September 30,     September 30,    September 30,
                                     1997             1996              1997              1996
                              ----------------  ----------------  ----------------  ----------------
Net Sales                         $8,973,227        $9,254,257       $27,421,266       $26,513,926
Cost of sales                      7,850,190         8,229,814        24,145,836        23,588,335
                              ----------------  ----------------  ----------------  ----------------
  GROSS PROFIT                     1,123,037         1,024,443         3,275,430         2,925,591

Selling and marketing
  expenses                           486,967           497,406         1,430,357         1,711,492

General and administrative
  expenses                           503,956           579,607         1,615,919         1,582,945

Research & development
  expenses                                -             54,821                -            142,369
                              ----------------  ----------------  ----------------  ----------------
  Total Operating Expenses           990,923         1,131,834         3,046,276         3,436,806
                              ----------------  ----------------  ----------------  ----------------
  INCOME (LOSS) FROM
    OPERATIONS                       132,114          (107,391)          229,154          (511,215)

Interest expense, net                (25,801)          (18,841)          (78,971)          (22,925)
Investment income                      1,090             3,600            35,728             9,000
Equity in losses of Digital
  River                             (317,367)               -           (897,304)                -
Minority interest in losses               -             81,003               -             128,544
                              ----------------  ----------------  ----------------  ----------------
  NET LOSS                         ($209,964)         ($41,629)        ($711,393)         (396,596)
                              ----------------  ----------------  ----------------  ----------------
                              ----------------  ----------------  ----------------  ----------------

Net loss per common share             ($0.02)           ($0.00)           ($0.07)           ($0.04)
                              ----------------  ----------------  ----------------  ----------------
                              ----------------  ----------------  ----------------  ----------------

Weighted average shares
  outstanding                     10,374,870        10,374,874        10,374,870        10,374,870
                              ----------------  ----------------  ----------------  ----------------
                              ----------------  ----------------  ----------------  ----------------


See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Nine Months Ended
                                                  ---------------------------------
                                                  September 30,        September 30,
                                                      1997                 1996
                                                  -------------        -------------
Cash Flows From Operating Activities:
    Net Loss                                         ($711,393)           ($396,596)
    Non-cash items included in loss:
    Depreciation and amortization                      167,858              160,726
    Equity in losses of Digital River                  897,304                   -
    Gain on sale of available-for-sale securities      (26,438)                  -
    Minority interest in Digital River                       -             (128,544)
Changes In Operating Assets And Liabilities:
    Accounts receivable, net                            (3,825)            (502,118)
    Inventories                                       (109,993)           1,128,913
    Prepaid and other current assets                    16,484             (109,316)
    Accounts payable                                  (332,622)            (538,219)
    Accrued compensation and benefits                  (24,060)                   -
    Other accrued expenses                             245,039               87,497
                                                ---------------       --------------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                             118,353             (297,657)

Cash Flows From Investing Activities:
   Purchases of property and equipment                (116,493)            (166,008)
   Increase in patents and organization costs                -               (7,731)
   Proceeds from sale of available-for-sale
    securities                                         236,438                    -
   Decrease in cash due to deconsolidation
    of Digital River                                  (799,721)                   -
   Change in officer/stockholder receivable                  -                6,533
                                                ---------------       --------------
  NET CASH USED IN INVESTING ACTIVITIES               (679,776)            (167,206)

Cash Flows From Financing Activities:
   Dividends paid                                     (135,745)            (165,603)
   Preferred stock redemption                                -              (37,500)
   Net change in revolving line of credit             (108,347)             172,377
   Expenses incurred on issuance of common stock             -              (18,863)
                                                 ---------------      --------------
     NET CASH USED IN FINANCING ACTIVITIES             (244,092)            (49,589)
                                                 ---------------      --------------
     NET DECREASE IN CASH                              (805,515)           (514,452)

     CASH AT BEGINNING OF PERIOD                        898,558             867,370
                                                 ---------------      --------------
     CASH AT END OF PERIOD                              $93,043            $352,918
                                                 ---------------      --------------
                                                 ---------------      --------------

See accompanying notes to consolidated financial statements.

                                TECH SQUARED INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30, 1997



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 annual report on Form 10-KSB.

As of December 31, 1996 and for periods prior thereto, the Consolidated financial statements include the accounts of Tech Squared Inc. and its wholly owned subsidiaries (the "Company"), and Digital River, Inc. ("Digital River"), which the Company controlled through its bargain purchase option.
In March 1997, Digital River converted all of its outstanding debentures, and in January 1997 through September 1997, issued additional common stock pursuant to a private placement which reduced Tech Squared's effective control from 60% at December 31, 1996 to approximately 37% at September 30, 1997. As a result of the reduction in Tech Squared's ownership percentage, the financial results of Digital River, are no longer consolidated with those of the Company effective January 1, 1997. The Company now accounts for its investment in Digital River using the equity method of accounting (see Item
2. Management's Discussion and Analysis of Financial Condition).

NOTE 2  -  INVENTORIES

The Company's inventories consist primarily of goods held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

NOTE 3 - DIGITAL RIVER

In December 1995 the Company obtained a bargain purchase option to acquire 600,000 shares of Digital River common stock from the Company's majority stockholder and chief executive officer, representing at the time a 60% ownership of Digital River. The option is exerciseable at any time through December 31, 2000 for a total exercise price of $1.00. Digital River has developed and is operating a proprietary system which allows the secure sale and delivery of software, fonts and images on-line, via the internet. Digital River's first on-line software sale and delivery occurred in August, 1996.

During the period from December 1996 through September 1997, Digital River completed various private placements of its common stock which resulted in net proceeds of approximately $4,300,000 and issuance of 625,000 new shares of its common stock, thereby reducing the Company's effective ownership of Digital River to approximately 37% as of September 1997. Beginning January 1, 1997 the Company began accounting for its investment in Digital River using the equity method of accounting. For the nine month period ended September 30, 1997 the Company recorded gain on issuance of stock by Digital River of approximately $1,682,000 which was recorded through the Company's stockholder's equity.

The working capital requirements of Digital River will exceed the available
cash resources currently in the subsidiary.   Digital River plans to address
the need for additional capital by raising additional funds in the form of either equity or debt. There is no assurance that this will be completed at terms favorable to existing shareholders of Digital River, or to the Company.

Summarized unaudited condensed financial information of Digital River is as follows: (000's)


  BALANCE SHEET INFORMATION
                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1997              1996
                                               -------------     ------------
       Current assets                            $1,914            $  171
       Total assets                               2,893               409
       Current liabilities                          748               110
       Stockholders' equity                       2,140               299



  OPERATING INFORMATION
                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                 1997         1996        1997         1996
                                                 ----         ----        ----         ----
       Net sales                              $   682         $ 30      $1,144        $   30
       Operating expenses                       1,545          222       3,205           351
       Net loss                                 ($842)        (203)    ($2,018)        ($322)


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

The following is a summary of the operating results for Tech Squared Inc., excluding Digital River, and Tech Squared Inc. consolidated for the three and nine months ended September 30, 1997 and 1996, respectively:

                                      Tech Squared       Tech Squared Inc.,
                                 excluding Digital River     Consolidated
                                 -----------------------     ------------
                                    1997        1996        1997       1996
                                 ----------  ----------  ----------  ---------
Net income/(loss) for the
  three months ending
  September 30,                   $107,000     $80,000    $(210,000)  $(42,000)
     Per Share                       $0.01       $0.01       $(0.02)    $(0.00)
Net income/(loss) for the
  nine months ending
  September 30,                   $186,000   $(204,000)   $(711,000) $(397,000)
Per Share                            $0.02      $(0.02)      $(0.07)    $(0.04)


RESULTS OF OPERATIONS

NET SALES

Net sales for the Company's third quarter ended September 30, 1997 totaled $8,973,000 compared to $9,254,000 for the corresponding period of 1996. The decrease in sales of 3.0% is due primarily to a 12% decline in sales to the Company's distribution customers, partially offset by a small increase in DTP Direct catalog sales. Net sales for the first nine months of 1997 totaled $27,421,000 compared to $26,514,000 for the same period in 1996. The increase is due to a 9.0% increase in the sales to the Company's DTP Direct catalog customers, offset by a 7.3% decrease in sales to the Company's distribution customers.

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

GROSS PROFIT

Gross profit for the quarter ended September 30 was $1,123,000 or 12.5% of net sales compared to $1,024,000 or 11.1 % of net sales for the comparable period of 1996. Gross profit for the nine month period ended September 30, 1997 was $3,275,000 or 11.9% of net sales compared to $2,926,000 or 11.0% of net sales for the same period in 1996. The increase in gross profit percentages in both the three month and nine month period ended September 30, 1997 is the result of several factors, including increased margins in DTP Direct catalog sales, a reduction in variable overhead expenses, and an increase in DTP Direct catalog sales, which generally carry higher margins, as a percentage of total sales, partially offset by a substantial decline in margins to the Company's distribution customers. The Company expects ongoing competitive pressure on gross margins, and, consequently, changes in pricing and product configuration will be necessary in order to remain competitive.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses totaled $487,000 during the quarter ended September 30, 1997 compared to $497,000 during the corresponding period of 1996. For the nine month period ending September 30, 1997 selling and marketing expenses were $1,430,000 compared to $1,711,000 for the same period in 1996. This decrease was mainly attributable to the reduction in net marketing costs related to the development, production and distribution of catalogs. As a percentage of sales, selling and marketing expenses for the third quarter were essentially flat at 5.4% of net sales, and for the first nine months of 1997 decreased to 5.2% of net sales from 6.5% of net sales for the same period in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the third quarter ended September 30, 1997 were $504,000 compared to $580,000 for the comparable period of 1996. The decrease is primarily attributable to general and administrative expenses which were incurred by Digital River and consolidated with those of the Company in 1996. For the nine month period ended September 30, 1997 general and administrative expenses were $1,616,000 compared to $1,583,000 for the same period in 1996. Excluding general and administrative expenses incurred by Digital River and consolidated in 1996, general and administrative expenses actually increased by $197,000 or 14% for the year to date period primarily due to an increase in payroll and related costs including the addition of a new President and COO, along with an increase in credit card fees as a result of increased sales to the Company's DTP Direct catalog customers.

INVESTMENT INCOME

Investment income for the third quarter ended September 30, 1997 was approximately $1,000 compared to $4,000 for the same period of 1996. For the nine month period ended September 30, 1997 investment income was $36,000 compared to $9,000 for the same period in 1996. The $36,000 includes $26,000 realized gain from the sale of a portion of the Company's available-for-sale securities.

NET  INTEREST  EXPENSE

Net interest expense for the third quarter ended September 30, 1997 was $26,000 compared to $19,000 for the same period in 1996. Interest expense for the nine month period ended September 30, 1997 was $79,000 compared to $23,000 for the same period in 1996. The increase is primarily due to an increase in the average outstanding balance on the Company's line of credit and to a lesser degree an increase in the interest rate.

INCOME TAXES

The Company recorded no income tax provision in 1997 due to the availability of net operating loss carryforwards from prior years to offset the current years tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at September 30, 1997, consisted of liquid funds, a revolving line of credit agreement with First Bank National Association ("First Bank"), and vendor trade credit lines.

The Company has a Revolving Line of Credit Agreement with First Bank through June 1999. Borrowings under the $2,500,000 agreement, are payable on demand, limited by eligible percentages of accounts receivable and inventory and bear interest at the prime rate plus 1.75%. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's Chairman & CEO. As of September 30, 1997, the Company had unused availability under the line of credit of approximately $1,589,000 and outstanding borrowings of $171,000.

As of September 30, 1997 the Company had working capital of $475,000. This has been reduced by the current portion of the remaining balance of a dividend declared in April 1995, but not yet paid in the amount of $264,000. The dividend payable is subordinated to the Revolving Line of Credit which stipulate that the aggregate payout cannot exceed $200,000 in any calendar year. Through September 1997, approximately $136,000 has been paid.

The Company's working capital includes $502,000 relating to its investment in Cam Design, Inc. ("Cam Design") which is valued at the closing market price on September 30, 1997. As part of a settlement agreement, the Company is required to hold shares of Cam Design stock with an escrow agent. The number of escrowed shares will be adjusted downward and released from escrow as payments set forth in the agreement are made. Of the 144,000 total shares of Cam Design stock, 46,000 shares remained with the escrow agent as of September 30, 1997. The trading market for the Cam Designs shares may be limited and there can be no assurance that the Company will be able to realize a market value equal to or in excess of the value stated herein. The Company may have to bear the economic risk of the entire investment for an indefinite period.

Inventories decreased from $2,390,000, as of September 30, 1996 to $2,017,000 as of September 30,1997. Capital expenditures totaled $30,000 in the third quarter of 1997 compared to $91,000 in the third quarter of 1996. For the nine month period ended September 30, 1997 capital expenditures were approximately $116,000 compared to $166,000 for the same period in 1996.

The Company believes that funds generated from management of receivable and inventory levels, advances under its line of credit, further expansion of lines with trade creditors, the cash on hand and proceeds from the sale of its investments, will be sufficient to fund its operations through the end of 1998. However, maintaining an adequate level of working capital through the end of 1998 and thereafter depends in part on the success of the Company's sales and marketing efforts and the Company's ability to control operating expenses. Furthermore, funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability or that future capital infusions will be available.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            None

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

In April, 1997 Hanover filed a Notice of Motion and Motion for Partial Summary Judgment, which the Company answered on April 13, 1997. On September 23, 1997 Hanover withdrew the motion for partial summary judgment.

The ultimate outcome of the lawsuit cannot be determined at this time, however, it could significantly impact the carrying value and nature of the mining assets currently recorded in the Company's Consolidated Statement of Financial Position.

Reference is made to the Company's annual report on form 10-KSB for the year ended December 31, 1996 and forms 10-Q for the quarters ended March 31, 1997 and June 30, 1997 which are on file with the Securities and Exchange Commission. During the quarter ended September 30, 1997, the Company was not a party to any material newly instituted legal proceedings and, except as described above, there were no material developments to existing legal proceedings.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            10.51 Amendment #1 to Tech Squared Inc. 1995 Stock Option
                    Plan (Effective July 25, 1997)

            27.1  Financial Data Schedule.

        (b) Reports on Form 8-K

            None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TECH SQUARED INC.


                                       /s/ Joel Ronning
                                       ------------------------------
November 10, 1997                      Joel Ronning, Chief Executive
Officer                                and Chief Financial Officer (principal
                                       executive officer and principal
                                       financial officer)

                                    EXHIBIT INDEX



Exhibit Index     DESCRIPTION
-------------     -----------
10.51             Amendment #1 to Tech Squared Inc. 1995 Stock Option Plan
                    (Effective July 25, 1997)

27.1              Financial Data Schedule