Form 10-K
period 1997-12-31
TECH SQUARED INC
filed 1998-03-31
CIK 939077

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year ended:  DECEMBER 31, 1997

   [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934

                           Commission file number:  0-25602


                                  TECH SQUARED INC.
                (Exact name of registrant as specified in its charter)

             MINNESOTA                           41-1591872
     (State of Incorporation)        (I.R.S. Employer Identification No.)

                                5198 WEST 76TH STREET
                               EDINA, MINNESOTA  55439
                       (Address of principal executive offices)

         Registrant's telephone number, including area code:  (612) 832-5622

          Securities registered pursuant to Section 12(b) of the Act:  NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No    .
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [   ]

     As of MARCH 9, 1998, 10,956,679 shares of Common Stock of the Company were outstanding, and the aggregate market value of the Common Stock of the Company as of that date (based upon the average of the closing bid and asked price of the Common Stock at that date on the OTC Bulletin Board quotation system), excluding outstanding shares beneficially owned by affiliates, was approximately $19,174,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Shareholders (the "1998 Proxy Statement"), such 1998 Proxy Statement to be filed within 120 days of December 31, 1997.

                                       PART I.

ITEM 1.   BUSINESS

(a)  BUSINESS DEVELOPMENT

GENERAL

     Tech Squared Inc. ("Tech Squared") was incorporated under the laws of the State of Minnesota in 1988 and currently has three wholly-owned subsidiaries, Tabor Resources Corporation, a Minnesota corporation ("Tabor"), MacUSA, Inc., a Minnesota corporation ("MacUSA") and PLI Corporation, a Nevada corporation ("PLI"). Throughout this document the "Company" is used to collectively refer to Tech Squared Inc. and the subsidiaries discussed above.


     The Company's primary business focus is on marketing & selling to the businesses in the desktop publishing industry through direct catalog mailings (approximately 75% of total revenues in 1997) and to value added reseller's (VAR's) and other dealers. The Company's sales have been primarily of Apple Macintosh-Registered Trademark- and, to a lesser degree, Microsoft Windows 95/Windows NT/Windows/MS-DOS ("Wintel") compatible products such as (1) microcomputer hardware and peripherals, including desktop computers, printers and printing related devices, video monitors, electronic media, storage devices and memory and (2) software programs primarily related to those utilized in the graphic arts industry from such name brands as Adobe and Quark. Computer sales were approximately 19% and 16% of total sales of its direct catalog ("DTP Direct") sales in 1997 and 1996, respectively. DTP Direct's sales of Apple computers accounted for 98% and 99% of the total computer system sales in 1997 and 1996, respectively.

MATERIAL TRANSACTIONS

DIGITAL RIVER OPTION

     The Company, through its wholly-owned subsidiary MacUSA, was granted, by Joel Ronning, the majority shareholder and CEO of the Company, an option (the "Digital River Option") to acquire 4,800,000 (post-split) shares (the "Digital River Shares") of Digital River, Inc., a Minnesota corporation ("Digital River"), which represents ownership of approximately 26% of Digital River as of March 9, 1998. The option is not transferable and is exercisable at any time through December 31, 2000 for total consideration of $1. During the term of the option, Mr. Ronning has agreed to vote the Digital River Shares at the direction of the Company's Board of Directors. As additional consideration, the Company has agreed to reimburse Mr. Ronning for any tax liability incurred in connection with the transfer of the Option or the shares of Digital River stock issuable upon the exercise thereunder.

     The Digital River Shares are subject to the provisions of the Fujitsu Modification Agreement dated December 11, 1997 (the "Modification Agreement"), between Mr. Ronning, Fujitsu Limited, a company organized under the laws of Japan ("Fujitsu"), Digital River Inc., and MacUSA (collectively, the "Parties"). Pursuant to the terms of the Modification Agreement, the Parties agreed to terminate previous agreements entered into in connection with an investment by Fujitsu in Digital River and entered into the Modification Agreement. Under the terms of the Modification Agreement MacUSA remains a party to the agreement to the extent that Mr. Ronning may transfer all shares of Digital River Inc. he owns, along with any and all rights related thereto pursuant to the agreement or otherwise to MacUSA, Inc., or Tech Squared Inc.

 (b) BUSINESS OF ISSUER

     Tech Squared is a national direct marketer and distributor of microcomputer hardware and software products primarily for users of Apple Macintosh-Registered Trademark- personal computers as well as for users of IBM compatible personal computers. The Company's sales and marketing efforts are currently targeted at desktop publishing ("DTP"), graphic arts and pre-press industries through its catalog, DTP Direct and to computer dealers and value-added resellers through its distribution business. The Company offers popular brand name hardware, software and peripherals from leading vendors such as Adobe, Apple, Epson, GCC, Hewlett-Packard, IBM, Iomega, Kodak, Minolta, Mitsubishi, NEC, Quantum, Quark, Seagate, Sony, SyQuest, Umax Technologies, Umax Computer Corporation and U.S. Robotics. In late 1997 the Company began to offer to its' customers custom configured PC's.

     The Company markets its products through targeted mailings of its DTP Direct catalog, which is currently produced six times per year and typically
mailed weekly during each two-month cycle.    The Company's catalogs include
detailed descriptions and full-color photographs of the products sold by the Company. In 1997, the Company mailed approximately 3.2 million catalogs, compared to approximately 3.5 million in 1996. The Company also markets its products to its DTP Direct customers and dealers through its sales force using outbound telemarketing, to attract and retain its small to mid-sized business customers.

     In 1996 and 1997, sales of Apple Macintosh-Registered Trademark- compatible products continued to represent a substantial majority of the Company's net sales. Apple Macintosh is a registered trademark of Apple Computer. While the Company believes it could diversify its product offerings if its customers desired alternatives, a decline in sales of Apple Macintosh computers or a decrease in the supply of or demand for software and peripherals for such computers could have a material adverse impact on the Company's business.
During 1997 the Company continued to expand its Wintel offerings including the addition of PC lines from Hewlett-Packard, IBM and a Build-to-Order PC program. In addition, the Company has increased the variety of its Wintel offerings in other categories where appropriate. The Company plans to continue its efforts to expand its Wintel offerings in 1998. Notwithstanding the Company's efforts to expand these offerings, the Company is still substantially dependent on sales of Apple related products and there is no assurance that the Company will successfully transition enough sales to Wintel related products to offset any decline in the demand for Apple related products.

DIRECT MARKETING

     The Company's direct marketing operations are carried out primarily through its DTP Direct catalog. DTP Direct markets a broad assortment of DTP and graphics products through a catalog that is currently published six times per year. The Company published its first DTP Direct catalog in April 1993, which is, in part, a successor to the Company's prior direct mail operations. The Company had conducted direct mail sales since its inception with advertisements placed in several industry trade magazines. DTP Direct competes on the basis of price, delivery and depth of product offering, and product knowledge. The Company believes that many of its' customers buy from the Company because of the knowledge and expertise that the Company's sales force has developed.

     The Company's direct marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. The Company continuously attracts new customers by selectively mailing catalogs to prospective customers. Names of prospective customers are obtained from various sources, including vendors, trade publications, and list brokers and are updated continuously in an attempt to maximize the response rate from each catalog delivered.

     The Company has developed and plans to launch a new catalog in the second quarter of 1998. The Net Direct catalog will be directed at the development of intranet/internet websites offering the necessary hardware and software that "webmasters" require to prepare websites for corporate and personal use. Although the Company believes the target market for the Net Direct catalog is substantially larger than the DTP Direct catalog market and that it could provide a significant opportunity for overall revenue growth, there are significant risks associated with its launch including; a completely new target audience, lack of any historical direct marketing data to base mailing decisions, competitive forces and new product lines, just to name a few. As a result, the Company believes the launch of the Net Direct catalog will have a negative impact on profitability of the Company in 1998.

DISTRIBUTION

     The Company's dealer division sells computer hardware and software products, wholesale to computer retailers, value-added resellers ("VARS"), and other resellers (collectively, the "Distribution Business").

     The Company's Distribution Business focuses primarily on the Desktop Publishing market and in developing expertise in storage devices, which has allowed the Company to identify many smaller dealers and VARs. Sales and marketing activities in the Distribution Business include outbound telemarketing activities to the Company's dealer customer list and a fax broadcast system used to update dealers on current pricing and special offers.

     Historically, storage devices have been the largest category of peripheral device sold by the Company's Distribution Business. Beginning in late 1995 the Company began broadening the products sold to its dealers and increasing its customer base. Sales of Apple based computer systems now constitute the majority of the Company's Distribution Business, approximately 32% in 1997 compared to approximately 19% in 1996. Because of the Company's potential conflict between its DTP Direct catalog business and its distribution business, the Company stopped selling Apple computer systems through its distribution business in the fourth quarter of 1997. As a result and because of Apple's announced intention to curtail or stop licensing (see "ITEM 1. Purchasing") its Mac OS to clone manufacturers, the Company's distribution business will likely see a significant reduction in computer systems sales in 1998. The Company has its own private brand of storage device products marketed under the "NuDesign-TM-" name. These products have historically been sold primarily to the Company's mass merchant retail customers. In late 1995, the Company significantly reduced its sales and marketing activities targeted towards these mass merchant customers because of the high cost of doing business with them and because of increasing downward pressure on gross margins. Sales to these mass merchant customers in 1996 were nominal and in 1997 were nonexistent.

PURCHASING

     The Company purchases from approximately 700 vendors, which includes direct purchases from manufacturers and from distributors. In 1997, approximately 27% of the Company's total purchases were from distributors compared to
approximately 20% in 1996 and 14% in 1995.   The increase is mainly due to two
significant manufacturers, Apple and Seagate, who stopped selling to the Company directly and whose products were instead purchased mostly through distributors. The Company does not maintain any long-term purchase or supply contracts with any of its vendors instead purchasing primarily on a purchase order basis. In order to meet customer's needs for product the Company has begun to focus on drop shipments sent directly to the customers from participating distributors and vendors. This allows the Company to reduce freight expense as well as compete with larger competitors as to product availability and diversification.

     Sales of products purchased from Umax Computer Corporation ("UCC") accounted for approximately 13% and 12% of total sales in 1997 and 1996, respectively. During 1997, Apple Computer announced its intention to stop licensing the Mac OS operating system to clone manufacturers. The Company anticipates that UCC will therefore stop producing Apple clones sometime during 1998, and appropriately began shifting its CPU sales mix more heavily to Apple during the second half of 1997. No other vendor or supplier accounted for more than 10% of total purchases individually in 1997. In 1996, sales of products purchased from SyQuest accounted for approximately 10% of total sales. There can be no assurance that UCC or any other Company supplier will remain in business or that they will be able to fulfill the Company's supply requirements or its supply schedule. Any inability to do so by such suppliers, the Company's inability to locate other suppliers, or to successfully transition from selling clones to Apple products, could have a material adverse effect on the Company.

     The Company's suppliers make funds available to the Company to promote and increase sales of their products. The Company typically receives price protection should a vendor subsequently lower its price.

COMPETITION

DIRECT MARKETING

     A substantial number of companies both large and small, compete in the retail and wholesale computer industry. Rapid technological advances in hardware and software, short product life cycles, and continuing downward pressure on product prices and margins characterize the industry

     The Company's DTP Direct catalog competes with consumer electronic and computer retail stores, including superstores, and other direct marketers of software and computer related products and to a lesser degree, direct marketing efforts to sell microcomputer hardware, software and peripherals through the Internet. Additionally, the Company competes with other direct marketing companies. Some of the catalogs within this channel include: CDW, Creative Computers' MacMall, MacConnection, MacWAREHOUSE, MicroWAREHOUSE, Multiple Zones, PC Connection and CompUSA Direct.

DISTRIBUTION BUSINESS

     Competition for the Company's Distribution Business comes primarily from the largest distributors whose general scale of operations supports competitive pricing for desktop publishing products without need for specialization. These major distributors and competition include but are not limited to Gates/Arrow, Ingram Micro, Merisel and Tech Data. The principal factors on which competition is based in this market are price, product availability, delivery time and the willingness of the distributor to extend credit to the reseller.

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

BRANDED PRODUCTS

     The Company manufacturers and markets products under several brand names. All branded products are assembled at the Company's Edina, Minnesota headquarters. Assembling operations consist of final assembly, testing and formatting of storage devices into external storage devices which can be "plugged-in" to an Apple Macintosh computer, as well as upgrades to CPU's. A summary of the brands that the Company offered in 1997 is as follows:

     MIRROR. The Company acquired the rights to the Mirror product line in 1994. The Company currently markets storage devices under the "Mirror" name. Mirror branded products are sold primarily through direct channels with emphasis on sales through the DTP Direct catalog.

     NUDESIGN. The Company markets external storage devices under the "NuDesign" name. NuDesign products were sold primarily to the Company's mass merchant customers. In late 1995, the Company significantly reduced its sales and marketing activities targeted at its mass merchant customers in favor of greater focus on direct marketing activities. Sales to these mass merchant customers were negligible in 1996 and non-existent in 1997.

     NUDESIGN PRO. In 1995, the Company introduced a line of hot swappable storage systems using the NuDesign PRO brand name. These products are targeted and sold primarily through the Company's DTP Direct catalog and through its Distribution Business.

RETURN POLICY

     Certain products identified as such in the Company's DTP Direct catalog, including tape drives, hard drives, optical drives, and CD-ROM drives may be returned within 30 days from the date shipped by the Company for a full refund of the purchase price excluding original shipping charges. Returned product must be in like new condition, in original packing, complete with all warranty cards, manuals, cables and other materials as originally shipped, and must not be modified or damaged. After 30 days from shipment, it is the Company's policy to not give credit or refunds. The Company attempts to return all products back to the manufacturer or distributor from which the product was purchased. If the Company is unsuccessful in returning the product to the respective manufacturer or distributor it will attempt to discard the equipment accordingly. Provisions are made currently for estimated product returns expected to occur under the Company's return policy and for which it may not be able to return to the manufacturer or distributor.

DIGITAL RIVER, INC.

     Digital River has developed and is operating a proprietary system which allows the secure sale and delivery of software, fonts and images ("Software Products") on-line, via the Internet. Through contractual relationships with software developers, Digital River is building an electronic inventory of software products with in excess of 110,000 products in its inventory as of March 9, 1998. Digital River will provide its electronic inventory for on-line sale and delivery to Internet end users through software developer home pages, software retailer home pages, and through high traffic Internet sites operated by non-traditional software retailers. Digital River's first on-line software sale and delivery occurred in August 1996. As of March 9, 1998 Digital River had contractual relationships with approximately 1,109 software developers compared to 145 at March 26, 1997. Of these, 869 are marketing on-line through Digital River as of March 9, 1998, compared to 65 as of March 26, 1997, the others are in various stages of connectivity to Digital River's distribution systems

     Digital River's on-line distribution system provides advantages to software developers including; increased margins due to cost savings resulting from elimination of media, manuals, packaging, shipping and handling, and product returns and obsolescence; upgrades completed on-line; immediate availability of new versions, bug fixes, etc.; and virtually unlimited "shelf space" in Digital River's electronic inventory. Digital River's on-line distribution also allows developers access to potential sales of software from three different sources; the developer's home page; a traditional software retailer's home page; or from a non-traditional software retailer's home page.

     Digital River's goal is to be and be recognized as the world's largest source of inventory transactions and fulfillment of software products on the Internet. The key elements to this strategy include, building a large electronic inventory of software products by signing on-line distribution agreements with many software developers, providing access to this electronic inventory to a large number of software retailers, providing on-line software sales opportunities to non-traditional software retailers with high traffic internet sites, and extending the encryption and secure transaction technology to the delivery of software products via large capacity media.

     As of March 9, 1998 Digital River had 53 full-time employees and 10 part-time/consultants. Since September, 1996 Mr. Ronning, the Chairman and CEO of Tech Squared, has devoted the majority of his efforts on behalf of the Company to Digital River.

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

     Digital River has only a limited operating history and as such will be subject to significant risks, expenses, and problems typically encountered by early-stage companies, particularly those in new and rapidly evolving markets such as the Internet. These risks include but are not limited to a lack of acceptance of services by target customers, reliance on current central commerce server technology for the distribution of digital software, risk of technological change and evolving industry standards, dependence on the internet infrastructure, risks associated with security, system disruptions and computer infrastructure, management's ability to handle a rapidly changing and evolving business/industry, future changes in government legislation regarding the internet and business conducted through it's channels, development of equal or superior products or services by competitors, the failure of electronic commerce to be broadly adopted, the inability of Digital River to develop and enhance competitive products and services or to successfully commercialize any such products or services, and the inability to identify, attract, retain and motivate qualified personnel.

     Digital River anticipates that the proceeds from its private placement offering of its common stock, see "ITEM 6 Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources", will be sufficient to fund its operations through December 31, 1998. There can be no assurance that any additional capital required for developing Digital River's business would be available, or if available, on terms acceptable to Digital River.

PATENTS AND TRADEMARKS

     The Company has obtained a registered and protectable mark on the name "Tech Squared-Registered Trademark-" from the U.S. Patent and Trademark Office. The Company also uses and claims rights to the names "Mirror-TM-", "NU Design-TM-", "NU Design Pro-TM-"and "DTP Direct-TM-" to identify its products and services. Except with respect to "Tech Squared", the Company has not filed trademark registration applications or obtained registered and protectable marks on any of the foregoing names. There can be no assurance that any application, if filed, will result in the receipt of a registered and protectable mark.

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

     Digital River has twelve patents pending, dealing with various technologies. There can be no assurance that any of these patents will be issued or, that if issued, Digital River will be able to successfully defend them or that they will have value.

NON-OPERATING ASSETS

     The Company owns certain assets that are not related to its core operations, or to its future operating plans. A brief summary of these assets is as follows:

     CAM DESIGNS, INC.  The Company owns shares of Cam Designs, Inc., ("CAM
Designs") common stock (the "Cam Designs Shares").   In 1997 the Company  sold a
portion of the Cam Design Shares resulting in realized gains of approximately $27,000 and intends on continuing to reduce its interest in Cam Designs. Cam Designs, a Delaware corporation, is the parent company of MGA Holdings Ltd., a United Kingdom corporation which designs, engineers, prototypes and tools for the automobile and aerospace industries. Cam Designs' common stock is quoted on the NASDAQ National Market under the symbol "CMDA." The trading market for the Cam Designs Shares may be limited and there can be no assurance that such shares
will have a market value equal to or in excess of the value stated herein.   The
Company may have to bear the economic risk of the entire investment for an indefinite period of time.

     MINING PROPERTIES The Company owns certain land or mining rights to land in two different areas in Montana, known to have historically produced gold and silver from mining operations. See "ITEM 2 Description of Property." The total land area either owned or leased by the Company exceeds 3,700 acres. The Company does not intend to further develop these mining properties because it believes the cost and risks involved would be significant. See "ITEM 3. Legal Proceedings - Hanover Gold Litigation".

EMPLOYEES

     The Company employs approximately 70 people, all of whom are located at the Company's headquarters in Edina, Minnesota. There are approximately 37 employees in sales, marketing, technical support and customer service, and the remaining employees are in operations and corporate administration.

RISK FACTORS

RELIANCE ON APPLE/TRANSITION TO WINTEL

     DTP Direct's sales of Apple computers accounted for 98% and 99% of the total computer system sales in 1997 and 1996, respectively. The Company plans to continue its efforts to expand its Wintel offerings in 1998. Notwithstanding the Company's efforts to expand these offerings, the Company is still substantially dependent on sales of Apple related products and there is no assurance that the Company will successfully transition enough sales to Wintel related products to offset any decline in the demand for Apple related products. Also, while the Company believes it could diversify its product offerings if its customers desired alternatives, a decline in sales of Apple Macintosh computers or a decrease in the supply of or demand for software and peripherals for such computers could have a material adverse impact on the Company's business.

COMPETITION

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

SUPPLIERS

     During 1997, Apple Computer announced its intention to stop licensing the Mac OS operating system to clone manufacturers. The Company anticipates that UCC will therefore stop producing Apple clones sometime during 1998. Notwithstanding the anticipated reduction in UCC sales, there can be no assurance that UCC (13% and 12% of total company sales in 1997 and 1996, respectively) or any other Company supplier will remain in business or that they will be able to fulfill the Company's supply requirements or its supply schedule. Any inability to do so by such suppliers, the Company's inability to locate other suppliers, or to successfully transition from selling clones to Apple products, could have a material adverse effect on the Company.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located at 5198 West 76th Street, Edina, Minnesota 55439. The Company leases approximately 31,000 square feet of office and warehouse space. The lease for the location expires on June 30, 1999
and the total monthly rent is approximately $15,000.   Management believes that
the space is adequate to accommodate its operations through 1998.

     Digital River currently occupies approximately 6,400 square feet of office space and approximately 7,000 square feet of warehouse space at the Company's corporate headquarters. The Company bills Digital River for the leased space through an administrative charge. Total billings by the Company to Digital River for administrative charges were approximately $131,000 and $82,000 in 1997 and 1996, respectively. The billings represent charges for office and warehouse space as well as charges for mutually shared resources, namely phone services, general liability insurance and janitorial services.


     The Company owns rights in certain non-operating mining properties primarily in two locations. The total land area either owned or leased by the Company's Tabor subsidiary included in excess of 3,700 acres. Tabor owns 120 unpatented lode-mining claims, 10 patented lode claims, and an unpatented placer claim and a state lease in and around the Alder Gulch, near Virginia City, Montana City. Tabor owns a 51% interest in 56-1/2 lode mining claims including 24-1/2 patented and 32 unpatented claims near Rimini, Montana approximately 20 miles southwest of Helena, Montana. Certain of these non-operating rights were sold in March 1996. See "ITEM 1 Business--Business of Issuer-Non Operating Assets."

ITEM 3.   LEGAL PROCEEDINGS

     Except as discussed below, there are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or to which any of its property is subject.

HANOVER GOLD LITIGATION

     In March 1996, and as amended in April 1996, the Company entered into an Asset Purchase Agreement for the sale of substantially all of its mining properties and rights in the Alder Gulch area of the Virginia City Mining District in southwest Montana (the "Property") in exchange for 525,000 shares of Hanover Gold Company, Inc. ("Hanover") common stock (the "Hanover Shares") subject to adjustment based on a $2.00 per share guaranteed market value. Under Terms of the Agreement, the Property and 400,000 of the Hanover Shares were to be held in escrow pending completion of a registration statement covering the resale of the Hanover Shares and consent by the Company.

     In October 1996 Hanover filed a registration statement covering the Hanover Shares and filed suit against the Company in the United States District Court Eastern District of Washington. The complaint seeks to force the Company to break escrow and release title to its Montana Gold mining properties in exchange for 400,000 Hanover Shares held in escrow, along with certain other damages. The Company filed a counter-claim, which included claims of fraud and violation of Securities Laws.

     In April 1997 Hanover filed a Notice of Motion and Motion for Partial Summary Judgment, which the Company answered on April 13, 1997. On September 23, 1997 Hanover withdrew the motion for partial summary judgment.
In March 1998 Hanover and the Company both filed Motions to dismiss the case.

     The ultimate outcome of the lawsuit cannot be determined at this time, however, it could significantly impact the carrying value and nature of the mining assets currently recorded in the Company's Consolidated Statement of Financial Position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1997.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

     The Company's common stock is quoted on the local over-the-counter market and is quoted on the OTC Bulletin Board quotation system under the Symbol "TSQD". The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid the table represent prices between dealers, and do not include adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.


   YEAR                           HIGH        LOW
   ----                           ----       -----
   1997   Fourth quarter         $3.88      $0.57
          Third quarter           0.85       0.36
          Second quarter          0.43       0.19
          First quarter           0.69       0.30

   1996:  Fourth quarter          0.50       0.25
          Third quarter           0.75       0.25
          Second quarter          1.13       0.34
          First quarter           2.19       0.38


HOLDERS

          As of March 3, 1998, there were approximately 298 holders of record of common stock. The Company believes the actual number of beneficial owners is significantly greater than the 298 reported above.

DIVIDENDS

     Tech Squared Inc. has never declared cash dividends on its common stock and management intends to retain any earnings for use in its operations and does not anticipate declaring any cash dividends in the foreseeable future. The Company has 160,000 shares of preferred stock outstanding. The holders of these preferred shares may be entitled to a 12% cumulative dividend that has not been paid since December 1994. The total dividend owing as of December 31, 1997 is approximately $57,000.

     Prior to the Merger, MacUSA declared a dividend of $1,188,000 payable to the former shareholders of MacUSA in connection with the conversion of MacUSA from a Subchapter S corporation to a C corporation. The Company paid approximately $261,000 of this dividend during 1995, approximately $201,000 in 1996 and approximately $201,000 in 1997. The remainder of the dividend payable is evidenced primarily by a note payable to Mr. Ronning the majority shareholder of the Company and its CEO and Chairman. The note is non-interest bearing, due on demand and is subordinated to indebtedness owed to First Bank National Association ("First Bank"), pursuant to the terms of a Subordination Agreement dated June 27, 1997 between the Company, Mr. Ronning and First Bank. Pursuant to the Subordination Agreement, the Company can only make payments on this dividend to Mr. Ronning during the term of the agreement not to exceed $200,000
in the aggregate in any one calendar year.   The Company is not allowed to make
any prepayment of the dividend or amend the payment schedule or make any other dividend payments without the written consent of First Bank.

SALES OF UNREGISTERED SECURITIES

     During the three-month period ended December 31, 1997 the Company did not sell any of its securities in transactions not registered under the Securities Act of 1933.

     In November 1997 Digital River commenced a private placement offering to raise additional funds through the sale of common stock. As of March 9, 1998, Digital River has raised approximately $10,100,000 (net of estimated expenses) in this private placement offering resulting in the issuance of approximately 5,371,000 new shares of its common stock. The issuance of the common stock in relation to this private placement reduces the Company's ownership percentage from approximately 35% at December 31, 1997 to approximately 26% at March 9, 1998.

ITEM 6.   SELECTED FINANCIAL DATA



                                                   FOR THE FISCAL YEARS ENDED:
                                                    --------------------------
               (IN THOUSANDS)                        1997 (1)    1996     1995
                                                   ----------  -------  -------
               Net Sales                             $36,995   $37,387  $42,136
               Gross Profit                            4,467     3,911    3,285
               Income/(loss) from operations             402      (849)  (1,511)

               Net income/(loss) applicable to
                    common shares                     (1,032)     (651)  (1,652)
               Net income/(loss) excluding               344      (203)  (1,566)
                    Digital River (2)
               Total assets                             7,600    8,620    9,739
               Long term debt & long term portion
                    of dividend payable to                298      298      393
                    officer / shareholder
               Redeemable preferred stock 12%
                    cumulative Convertible                217      198      185
               Stockholders equity                      2,190    1,214    2,238


(1) Beginning January 1, 1997, the Company began to account for its investment in Digital River using the equity method of accounting (see
     Item 7. Management's Discussion and Analysis of Financial Condition). Prior to 1997 Digital River was consolidated with the Company's results.

(2)  Reflects operating results of the Company excluding Digital River.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements contained in this annual report are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed in this annual report, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; significant changes in the consumers demand for computers and requirements related to relative platforms such as Apple vs. Wintel, competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and other risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including this Form 10-K.

     The Company sells computer and peripheral products, targeted primarily at the graphic arts market, which currently includes primarily Macintosh related products.

     Prior to 1997, the consolidated financial statements included the accounts of Tech Squared Inc. and its wholly owned subsidiaries (the "Company"), and Digital River, Inc. ("Digital River"), which the Company controlled through its bargain purchase option. As a result of private placements of Digital River common stock in 1997, the Company's ownership percentage of Digital River was reduced from 60% at December 31, 1996 to approximately 35% at December 31, 1997. In November 1997 Digital River commenced a private placement offering to raise additional funds through the sale of common stock. The issuance of common stock pursuant to this private placement reduced the Company's ownership percentage to approximately 26% at March 6, 1998. During 1997 the Company recorded a gain on sale of stock by Digital River through its' stockholders equity of approximately $2,234,000.

     Digital River has developed and is operating a proprietary system, which allows the secure sale and delivery of software, fonts and images on-line, via
the Internet.    Digital River's first on-line software sale and delivery
occurred in August 1996.

     The following is a summary of the balance sheet and operating results for Tech Squared Inc., excluding Digital River, and the operating results of Tech Squared Inc. including Digital River for the year ended December 31, 1997, 1996 and 1995, respectively.


                                                       TECH SQUARED INC.,
                                                    INCLUDING DIGITAL RIVER
                                                 ----------------------------
               IN THOUSANDS (EXCEPT PER SHARE)     1997      1996      1995
                                                 -------    ------   --------
               Net loss                          $(1,013)   $ (616)  $(1,652)
               Net loss per share applicable to
                 common share                    $(0.10)    $(0.06)  $ (0.19)


   Summarized condensed consolidated financial information for Tech Squared, Inc. excluding Digital River is as follows (In 000's, except per share information):

      BALANCE SHEET INFORMATION


                                                DECEMBER 31,
                                           ----------------------
                                           1997    1996    1995
                                          ------  ------  -------
               Current assets             $5,465  $6,171  $7,867
               Total assets                6,761   7,490   9,109
               Current liabilities         4,895   5,945   6,666
               Stockholders' equity        1,351   1,254   1,866


       OPERATING INFORMATION


                                            YEAR ENDED DECEMBER 31,
                                          -------------------------
                                            1997    1996     1995
                                          ------- -------  -------
                Net sales                 $36,995 $37,276  $42,136
                Operating expenses          4,065   4,047    4,630
                Net income/(loss)             344   (203)  (1,566)
                Per share                   $0.03 $(0.02)  $(0.15)



(a)  RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES

     Net sales for 1997 totaled $36,995,000 compared to $37,387,000 for 1996. The decline in sales is mainly attributable to a 13.5% decline in the Company's distribution sales due to a significant decline in sales of hard drives, optical drives, scanners and media. The decline in sales to the Company's distribution customers was partially offset by an increase in DTP Direct catalog sales of $1,205,000, or 5.2% compared to 1996 levels. Sales from the DTP Direct catalog increased primarily due to an increase in Mac systems sales, printers and graphics software. The Company also experienced a 20% reduction in product returns in 1997 compared to 1996 primarily due to increased focus and attention Company-wide to product returns and awareness.

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

GROSS PROFIT

     Gross profit for 1997 was $4,467,000 or 12.1% of net sales compared to $3,911,000 or 10.5% of net sales in 1996. Gross profit as a percentage of sales increased in 1997 due to a reduction in inventory obsolescence and to an increase in DTP Direct catalog sales, which generally have a higher margin, as a percentage of total sales. DTP Direct catalog sales gross margins increased from 17.2% in 1996 to 18.1% in 1997.

     The Company expects ongoing competitive pressure on gross margins in 1998 and beyond.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses totaled $1,883,000 or 5.1% of net sales in 1997 compared to $2,016,000 or 5.4% of net sales in 1996 excluding Digital River selling and marketing expense of $68,000.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for 1997 were $2,182,000 compared to $2,447,000 for 1996. Excluding Digital River general and administrative costs, the 1996 general and administrative expenses were $2,031,000. The increase in 1997 is primarily due to an increase in payroll and related costs including the addition of a new President and COO in late 1996.

GAIN ON SALE OF SECURITIES

     Gain on sale of securities for 1997 was approximately $27,000. There was no gain on sale of securities in 1996.

INTEREST EXPENSE, NET

     Net interest expense for 1997 was approximately $85,000 compared to approximately $43,000 in 1996. The increase in interest expense is primarily due to an increase in the average outstanding balance on the Company's line of credit.

INCOME TAXES

     The Company recorded no income tax provision in 1997 or in 1996 due to the availability of net operating loss carryforwards from prior years to offset any tax expense.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31,1995

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

SELLING AND MARKETING EXPENSES

     Selling and marketing expense totaled $2,084,000 or 5.6% of sales in 1996 compared to $2,199,000 or 5.2% of sales during 1995.

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

INCOME TAXES

     In 1996 and 1995 the Company recorded no income tax provision due to the Company's inability to record net operating loss benefit carry forwards for financial reporting purposes.

(b)  LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity at December 31, 1997, consisted of liquid funds, a revolving line of credit agreement with First Bank National Association ("First Bank"), and vendor trade credit lines.

     As of December 31, 1997 the Company had working capital of $570,000. This working capital has been reduced by the current portion of a dividend declared but not yet paid to the Company's majority shareholder and CEO, in the amount of approximately $200,000 which is subordinated to the Company's indebtedness under a line of credit with First Bank pursuant to the terms of Financing and Security Agreements dated June 27, 1997. Pursuant to a related Subordination Agreement with First Bank, the Company is only allowed to make payments on this dividend not to exceed $200,000 in the aggregate in any one calendar year provided that before and after each payment the Company is in compliance with the Financing Agreement.

     The Company's working capital includes $467,000 relating to its investment in Cam Design, Inc. ("Cam Design"). Of the Company's shares of Cam Design stock, 38,000 shares remained in escrow as of December 31, 1997, pursuant to a settlement agreement as security for future payments. The trading market for the Cam Design shares may be limited and there can be no assurance that the Company will be able to realize a market value equal to or in excess of the value stated herein. The Company may have to bear the economic risk of the entire investment for an indefinite period.

     The Company has a Revolving Line of Credit Agreement with First Bank through June 1999. Borrowings under the $2,500,000 line of credit with First Bank are payable on demand, limited by eligible percentages of accounts receivable and inventory and bear interest at the prime rate plus 1.75%. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's Chairman and CEO. As of December 31, 1997 the Company had unused availability under the discretionary revolving line of credit of approximately $1,534,000 and outstanding borrowings of $766,000.

     The Company has a flooring program with a financing company covering up to $475,000 in inventory purchases. As of March 1998, the flooring program is secured by a standby letter of credit in the amount of $400,000 issued pursuant to the Company's line of credit with First Bank.

The Company uses the flooring program to take advantage of better programs with its major distributors.

     As of December 31, 1997, Inventory levels remained stable at approximately $1.9 million compared to 1996. Capital expenditures totaled $168,000 in 1997 compared to $244,000 in 1996. Excluding Digital River capital expenditures in 1996 total capital expenditures were $139,000. The increase in capital expenditures in 1997 is primarily due to computer system upgrades and modifications.

     The Company's computer systems and those of third parties with whom it does business with will be affected by issues and problems related to changes required in the year 2000 ("Yr 2K"). The Company is currently in the process of evaluating its information system requirements for Yr2K issues and compliance. The Company does not anticipate that the cost to modify its systems or the upgrading of its current system to be Yr2K compliant will be material to its financial condition or results of operations at this time. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. Although these costs currently are not expected to be significant, failure to achieve timely completion of required modifications or conversions or failure of the third parties with whom the Company has relationships (e.g., vendors, clients, credit card processors) to be Yr2K compliant could have a material adverse affect on the financial condition and operations of the Company. Maintenance and modification costs incurred by the Company specifically related to being Yr2K compliant will be expensed as incurred and costs of new software (whether purchased or internally developed) will be capitalized and amortized over the useful life of the applicable software.

     The Company believes that funds generated from management of receivables and inventory levels, advances under its discretionary line of credit, further expansion of lines with trade creditors, cash on hand and potential proceeds from the sale of its investments, will be sufficient to fund its operations through the end of 1998. However, maintaining an adequate level of working capital through the end of 1998 and thereafter depends in part on the success of the Company's sales and marketing efforts, the Company's ability to control operating expenses, and the Company's ability to maintain its relationships with its bank and its suppliers. Furthermore, funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or those future capital infusions will be available on terms acceptable to the Company, if at all.

 ITEM 8.   FINANCIAL STATEMENTS

          The balance sheets of the Company as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 are included in this report on pages F-1 to F-18. The index to the financial statements appears on page F-1. The financial statements were audited by Arthur Andersen LLP, whose related independent auditors' report appears on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                             INDEX TO FINANCIAL STATEMENTS





                                                                       Page
                                                                       ----

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

Consolidated Statements of Stockholders' Equity                         F-5

Consolidated Statements of Cash Flows                                   F-6

Notes to Consolidated Financial Statements                              F-7



                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Tech Squared Inc.:

We have audited the accompanying consolidated balance sheets of Tech Squared Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech Squared Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                             ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
   March 6, 1998

                             TECH SQUARED INC. AND SUBSIDIARIES

                                Consolidated Balance Sheets

                                     As of December 31


                                                                                                     1997           1996
                                                                                                  ----------     ----------
                                                  ASSETS

Current Assets:
   Cash and cash equivalents                                                                      $      300     $  898,558
   Restricted cash                                                                                   143,623              -
   Available-for-sale securities                                                                     467,438        940,000
   Trade accounts receivable, less allowance
      for doubtful accounts of $180,000 and $306,000                                               2,727,883      2,879,200
   Inventories                                                                                     1,890,480      1,906,546
   Prepaids and other current assets                                                                 234,936        288,342
   Debt issuance costs                                                                                     -        147,413
                                                                                                  ----------     ----------
               Total current assets                                                                5,464,660      7,060,059

Property and Equipment, net                                                                          346,419        476,283

Receivable From Officer/Stockholder                                                                  201,512        201,512

Mining Assets                                                                                        748,276        748,276

Patents and Organization Costs, net                                                                        -        133,488

Investment in Digital River                                                                          839,202              -
                                                                                                  ----------     ----------
                                                                                                  $7,600,069     $8,619,618
                                                                                                  ----------     ----------
                                                                                                  ----------     ----------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                               $2,816,959     $4,416,419
   Revolving line of credit                                                                          765,728        279,697
   Current maturities of long-term debt                                                               80,000      1,108,750
   Accrued compensation and benefits                                                                 239,748        187,650
   Other accrued expenses                                                                            791,743        425,516
   Dividend payable to officer/shareholder                                                           200,721        491,977
                                                                                                  ----------     ----------
               Total current liabilities                                                           4,894,899      6,910,009

Dividend Payable to Officer/Shareholder                                                              283,136        200,000

Long-Term Debt, less current maturities                                                               15,000         97,970

Redeemable Preferred Stock, 12% cumulative convertible, $1 par, 1,000,000 shares
  authorized; 160,000 shares issued and outstanding                                                  216,700        197,500
                                                                                                  ----------     ----------
Commitments and Contingencies (Note 10)

Stockholders' Equity:
   Common stock, no par value, 25,000,000 shares authorized; 10,375,037 and 10,374,870
     shares issued and outstanding, respectively                                                      -              -
   Additional paid-in capital                                                                      3,189,436      3,189,103
   Accumulated deficit                                                                              (912,539)    (2,114,964)
   Unrealized gain (loss) on available-for-sale securities                                           (86,563)       140,000
                                                                                                  ----------     ----------
               Total stockholders' equity                                                          2,190,334      1,214,139
                                                                                                  ----------     ----------
                                                                                                  $7,600,069     $8,619,618
                                                                                                  ----------     ----------
                                                                                                  ----------     ----------

                   The accompanying notes are an integral part of
                          these consolidated balance sheets.

                                TECH SQUARED INC. AND SUBSIDIARIES

                              Consolidated Statements of Operations

                                 For the Years Ended December 31


                                                                    1997            1996            1995
                                                               -----------     -----------     -----------
Net sales                                                      $36,995,277     $37,386,715     $42,136,421
Cost of sales                                                   32,527,878      33,475,525      38,851,836
                                                               -----------     -----------     -----------
               Gross profit                                      4,467,399       3,911,190       3,284,585
                                                               -----------     -----------     -----------
Selling and marketing expenses                                   1,882,729       2,083,961       2,198,616
General and administrative expenses                              2,182,458       2,446,500       2,467,502

Research and development expenses                                        -         229,690         129,653
                                                               -----------     -----------     -----------
               Total operating expenses                          4,065,187       4,760,151       4,795,771
                                                               -----------     -----------     -----------
Income (loss) from operations                                      402,212        (848,961)     (1,511,186)
Gain on sale of securities                                          26,646               -               -
Interest expense, net                                              (85,078)        (43,068)       (197,986)
Loss from unconsolidated subsidiary--
  Digital River                                                 (1,356,370)              -               -
                                                               -----------     -----------     -----------
               Loss before minority interest in losses of
                  Digital River                                 (1,012,590)       (892,029)     (1,709,172)
Minority interest in losses of Digital River                             -         275,634          57,424
                                                               -----------     -----------     -----------
               Net loss                                         (1,012,590)       (616,395)     (1,651,748)
Preferred stock dividends                                           19,200          35,000               -
                                                               -----------     -----------     -----------
               Net loss applicable to common shares            $(1,031,790)    $  (651,395)    $(1,651,748)
                                                               -----------     -----------     -----------
                                                               -----------     -----------     -----------
Net loss per common share, basic and diluted                 $        (.10)    $      (.06)    $      (.19)
                                                               -----------     -----------     -----------
                                                               -----------     -----------     -----------
Weighted average common shares outstanding, basic and
   diluted                                                      10,374,870      10,374,870       8,721,220
                                                               -----------     -----------     -----------
                                                               -----------     -----------     -----------

                      The accompanying notes are an integral part of
                          these consolidated financial statements.

                       TECH SQUARED INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                         For the Years Ended December 31



                                                                                                         Unrealized
                                                                                                           Gain
                                                                                                         (Loss) on
                                                                             Additional    Retained     Available-
                                                                 Common       Paid-In      Earnings       for-Sale
                                                                 Shares        Capital     (Deficit)     Securities     Total
                                                               ----------    ----------    ----------  ------------   -----------
Balance, December 31, 1994                                      7,031,720    $  640,039    $1,342,399     $       -    $1,982,438
   Issuance of shares to effect Jaguar merger                   1,754,727       877,246             -             -       877,246
   Shares issued in stock offering                              1,835,424     1,984,781             -             -     1,984,781
   Shares repurchased                                            (247,001)     (200,000)            -             -      (200,000)
   Dividends declared                                                   -             -    (1,154,220)            -    (1,154,220)
   Net loss                                                             -             -    (1,651,748)            -    (1,651,748)
   Change in unrealized gain on available-for-sale securities           -             -             -       400,000       400,000
                                                               ----------    ----------    ----------  ------------   -----------
Balance, December 31, 1995                                     10,374,870     3,302,066    (1,463,569)      400,000     2,238,497
   Net loss                                                             -             -      (616,395)            -      (616,395)
   Payment for shares to effect Jaguar merger                           -      (193,485)            -             -      (193,485)
   Preferred stock dividends                                            -             -       (35,000)            -       (35,000)
   Final allocation of purchase price to effect Jaguar merger           -        80,522             -             -        80,522
   Change in unrealized gain on available-for-sale securities           -             -             -      (260,000)     (260,000)
                                                               ----------    ----------    ----------  ------------   -----------
Balance, December 31, 1996                                     10,374,870     3,189,103    (2,114,964)      140,000     1,214,139
   Net loss                                                             -             -    (1,012,590)            -    (1,012,590)
   Gain on sale of stock by Digital River                               -             -     2,234,215             -     2,234,215
   Preferred stock dividends                                            -             -       (19,200)            -       (19,200)
   Warrants exercised                                                 167           333                           -           333
   Change in unrealized gain (loss) on available-for-sale
    securities                                                          -             -             -      (226,563)     (226,563)
                                                               ----------    ----------    ----------  ------------   -----------
Balance, December 31, 1997                                     10,375,037    $3,189,436    $ (912,539)    $ (86,563)   $2,190,334
                                                               ----------    ----------    ----------  ------------   -----------
                                                               ----------    ----------    ----------  ------------   -----------



                         The accompanying notes are an integral part of
                             these consolidated financial statements.

                                    TECH SQUARED INC. AND SUBSIDIARIES

                                  Consolidated Statements of Cash Flows

                                     For the Years Ended December 31


                                                                                    1997          1996             1995
                                                                               -----------     ----------        ----------
Operating Activities:
   Net loss                                                                    $(1,012,590)    $ (616,395)      $(1,651,748)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities-
         Depreciation and amortization                                             191,737        244,599           249,710
         Equity in losses of Digital River                                       1,356,370              -                 -
         Gain on sale of available-for-sale securities                             (26,646)             -                 -
         Minority interest in Digital River                                              -       (275,634)          (57,424)
         Change in operating assets and liabilities:
            Trade accounts receivable                                              151,317       (573,104)        1,128,914
            Inventories                                                             16,066      1,612,822           265,225
            Prepaids and other current assets                                      110,787        173,297          (258,547)
            Accounts payable                                                    (1,457,016)      (511,199)          552,924
            Accrued compensation and benefits                                       52,098         44,804            19,908
            Other accrued expenses                                                 280,090        (32,865)          336,709
                                                                               -----------     ----------        ----------
               Net cash provided by (used in) operating activities                (337,787)        66,325           585,671
                                                                               -----------     ----------        ----------
Investing Activities:
   Restricted cash                                                                (143,623)             -                 -
   Purchase of property and equipment                                             (168,016)      (244,047)          (56,119)
   Patents and organization costs                                                        -        (27,964)          (40,534)
   Proceeds from sale of available-for-sale securities                             272,646              -                 -
   Decrease in cash due to deconsolidation of Digital River                       (799,721)             -                 -
   Change in officer/stockholder receivable                                              -          4,288            (9,800)
                                                                               -----------     ----------        ----------
               Net cash used in investing activities                              (838,714)      (267,723)         (106,453)
                                                                               -----------     ----------        ----------
Financing Activities:
   Net borrowings (payments) on revolving line of credit                           486,363       (377,277)       (1,755,000)
   Issuance of common stock                                                              -              -         1,984,781
   Stock repurchase                                                                      -        (37,500)         (200,000)
   Dividends paid                                                                 (208,120)      (200,730)         (261,513)
   Proceeds from issuance of Digital River long-term debt, net                           -        848,093                 -
                                                                               -----------     ----------        ----------
               Net cash provided by (used in) financing activities                 278,243        232,586          (231,732)
                                                                               -----------     ----------        ----------
Increase (decrease) in cash and cash equivalents                                  (898,258)        31,188           247,486
Cash and cash equivalents, beginning of year                                       898,558        867,370           619,884
                                                                               -----------     ----------        ----------
Cash and cash equivalents, end of year                                         $       300     $  898,558       $   867,370
                                                                               -----------     ----------        ----------
                                                                               -----------     ----------        ----------
Supplemental cash flow information:
   Cash paid for interest                                                      $    93,970     $   50,375        $   245,478

Noncash Financing Activities:
   Net assets acquired through Jaguar merger                                             -              -          1,462,246
   Dividends not paid                                                               19,200         35,000            892,707
   Noncash repurchase of shares                                                          -        178,485                  -

Increase (decrease) in various accounts upon deconsolidation of Digital River:
      Prepaids and other current assets                                             (8,934)             -                  -
      Property and equipment                                                      (106,617)             -                  -
      Debt issuance costs                                                         (147,413)             -                  -
      Patents and organization costs                                              (133,488)             -                  -
      Convertible debentures                                                      (998,750)             -                  -
      Accounts payable                                                            (142,445)             -                  -
      Other accrued liabilities                                                    (93,621)             -                  -




                        The accompanying notes are an integral part of these
                               consolidated financial statements.

                                TECH SQUARED INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                    December 31, 1997 and 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND OPERATIONS

Prior to January 1, 1997, the consolidated financial statements included the accounts of Tech Squared Inc. and its wholly owned subsidiaries (the Company), and Digital River, Inc. (Digital River), an on-line distributor of software products via the Internet, which the Company effectively controlled through its bargain purchase option. During 1997, Digital River converted all of its outstanding debentures and issued additional common stock pursuant to private placements which reduced the Company's effective control from 60% at December 31, 1996 to approximately 35% at December 31, 1997. As a result of the reduction in the Company's ownership percentage, the financial results of Digital River are no longer consolidated with those of the Company. Beginning January 1, 1997, the Company accounted for its investment in Digital River using the equity method of accounting.

The Company is a national direct marketer and distributor of microcomputer hardware and software products primarily for users of Apple Macintosh-Registered Trademark-personal computers and IBM-compatible personal computers. The Company's sales and marketing efforts are currently targeted at desktop publishing, graphic arts and prepress industries through "DTP Direct," its catalog, and at computer dealers and value-added resellers through its distribution business.

On May 9, 1995, MacUSA merged with the Jaguar Group, Ltd. (Jaguar) (the Merger). In connection with the Merger, Jaguar issued to MacUSA's stockholders 24.7 shares of no par common stock for each MacUSA common share outstanding, for a total of 7,031,720 equivalent shares, approximately 82% of the postmerger shares outstanding. The Merger was accounted for as a reverse acquisition under the purchase method of accounting in which MacUSA was deemed to have acquired Jaguar, though Jaguar continued as the surviving legal entity. The accompanying consolidated financial statements do not reflect the historical operating results of Jaguar prior to the Merger because the inclusion of its historical results was not considered meaningful. Following the Merger, Jaguar changed its name to Tech Squared Inc.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

RESTRICTED CASH

Restricted cash represents amounts held in escrow by certain financial service providers.

INVENTORIES

Inventories, consisting primarily of products held for resale, are stated at the lower of cost or market, as determined by the first-in, first-out inventory method.

PROPERTY AND EQUIPMENT

Property and equipment, consisting of furniture, equipment and leasehold improvements, are stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years, or for leasehold improvements, over the length of the lease.

Property and equipment consisted of the following at December 31:


                                                                     1997             1996
                                                                 ----------        ----------
          Furniture and equipment                                $1,224,304        $1,176,501
          Leasehold improvements                                    140,929           135,551
                                                                 ----------        ----------
                                                                  1,365,233         1,312,052
          Less- Accumulated depreciation and amortization        (1,018,814)         (835,769)
                                                                 ----------        ----------
                                                                 $  346,419        $  476,283
                                                                 ----------        ----------
                                                                 ----------        ----------

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment to the customer. Certain product sales to end users are made pursuant to a 30-day cash back refund policy. A reserve for returns is established based on historical trends.

INCOME TAXES

Prior to the Merger in 1995, the Company was an S corporation under the Internal Revenue Code. As such, income taxes were paid by individual stockholders, and no provision for federal or state income taxes was recorded. The S corporation was terminated as a result of the Merger, and the surviving entity continued as a C corporation. The conversion of the Company to a C corporation had no net tax impact since net deferred tax assets as of the conversion date were fully reserved for due to uncertainty as to their realizability.

Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

NET LOSS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," during 1997. All prior earnings per share amounts are presented in accordance with the new standard. Basic loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share, formerly referred to as fully diluted earnings per share, is similar to the computation of basic loss per common share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The shares used in computing basic and diluted earnings per share were the same for the three years ended December 31, 1997. Options and warrants totaling 5,661,484, 6,201,958 and

6,974,468 were excluded from dilutive earnings per share in 1997, 1996 and 1995, respectively, as their effect is antidilutive.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company will adopt SFAS No. 130 in 1998 and is currently analyzing the impact it will have on the disclosures in the financial statements.

During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

2.   INVESTMENTS:

In connection with the Merger in 1995, the Company acquired the following assets that are not related to its current operations or to its future operating plans.

CAM DESIGNS, INC.

The Company owns shares of Cam Designs, Inc. (Cam Designs) common stock (the Cam Designs Shares). During 1997, the Company sold shares resulting in realized gains on sale of common stock of $27,500 less commissions and fees and intends on continuing to reduce its interest in Cam designs. Cam Designs, a Delaware corporation, is the parent company of MGA Holdings Ltd., a United Kingdom corporation which designs, engineers, prototypes and tools for the automobile and aerospace industries. Cam Designs' common stock is quoted on the NASDAQ National Market System under the symbol "CMDA." As part of a settlement agreement, the Company is required to hold shares of Cam Design stock with an escrow agent. The number of escrow shares will be adjusted downward and released from escrow as payments, set forth in the agreement, are made. The trading market for the Cam Designs Shares may be limited and there can be no assurance that such shares will have a market value equal to or in excess of the value stated herein. The Company may have to bear the economic risk of the entire investment for an indefinite period of time. The cost and fair market value of the Cam Design common stock was $556,000 and $467,000 as of December 31, 1997 and $800,000 and $940,000 as of December 31, 1996.

MINING ASSETS

In March 1996, and as amended in April 1996, the Company entered into an asset purchase agreement for the sale of substantially all of its mining properties and rights in the Alder Gulch area of the Virginia City Mining District in southwest Montana in exchange for 525,000 shares of Hanover Gold Company, Inc. (Hanover) common stock subject to adjustment, based upon a $2.00 per share guaranteed market value (the Hanover Shares). Under terms of the agreement, the property and 400,000 of the Hanover Shares were to be held in escrow pending completion of a registration statement covering the resale of the Hanover Shares and consent by the Company. In October 1996, Hanover filed a registration statement with the Securities and Exchange Commission covering the Hanover Shares and filed suit against the Company in the United States District Court Eastern District of Washington. The complaint seeks to force the Company to break the escrow arrangement and release title to its Montana Gold mining properties in exchange for the 400,000 Hanover Shares held in escrow, along with certain other damages. The Company has filed a counter-claim which included claims of fraud and violation of securities laws.

In April 1997, Hanover filed a Notice of Motion and Motion for Partial Summary Judgement, which the Company answered on April 13, 1997. On September 23, 1997, Hanover withdrew the motion for partial summary judgement. In March 1998, the Company and Hanover both filed motions to dismiss the case.

The ultimate outcome of the lawsuits cannot be determined at this time; however, it could significantly impact the carrying value and nature of the mining assets currently recorded in the Company's consolidated balance sheet. The Company intends to continue soliciting offers for sale of the remaining mining assets.

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

3.   DIGITAL RIVER, INC.:

In December 1995, the Company obtained a bargain purchase option to acquire 4,800,000 shares of Digital River common stock from the Company's majority stockholder and CEO, representing at the time a 60% ownership in Digital River. The option is not transferable and is exercisable at any time through December 31, 2000 for a total exercise price of $1. During 1997, Digital River issued 5,862,856 additional shares of common stock at $0.75 to $2.00 per share pursuant to various private placements. As a result of the private placement agreements, Digital River raised approximately $6.6 million during 1997. The issuance of additional shares pursuant to the private placement agreements reduced the Company's ownership percentage in Digital River to approximately 35% at December 31, 1997. In November 1997, Digital River commenced a private placement offering to raise additional funds through the sale of common stock. In March 1998, Digital River announced that it had raised approximately $10.1 million related to the private placement offering commenced in November 1997, of which $1.3 million was received prior to December 31, 1997, through issuance of approximately 5.4 million shares of its common stock, 772,000 shares of which were issued prior to December
31, 1997. The issuance of the common stock in relation to this private placement reduces the Company's ownership percentage to approximately 26% at March 6, 1998. The Company has recorded a gain totaling $2,234,215, which is recorded as a credit to accumulated deficit in the accompanying consolidated statements of stockholders' equity. No taxes have been provided on this gain because the Company has reduced its valuation allowance for the corresponding income tax on this transaction.

Digital River has developed and is operating a proprietary system which allows the secure sale and delivery of software, fonts and images online, via the Internet.

Summarized condensed financial information of Digital River as of and for the years ended December 31 is as follows (in thousands):


                                                             1997           1996
                                                            ------          -----
              Balance sheet information:
                 Cash                                       $2,126          $  800
                 Total assets                                3,616           1,202
                 Current liabilities                         1,076           1,258
                 Stockholders' equity (deficit)              2,540             (58)




                                               1997           1996           1995
                                              ------          -----          -----
              Operating information:
                 Net sales                     $2,472          $111          $  -
                 Costs and expenses             5,746           801             144
                 Net loss                      (3,274)         (690)           (144)


Digital River currently occupies approximately 6,400 square feet of office space and approximately 7,000 square feet of warehouse space at the Company's corporate headquarters and shares certain administrative services. The Company bills Digital River for leased space through an administrative charge covering office and warehouse space as well as charges for mutually shared resources, including certain phone services, janitorial services, security, reception and MIS. Total billings by the Company to Digital River for administrative charges were approximately $131,000 and $82,000, in 1997 and 1996, respectively.

During 1997, the Company began performing fulfillment services for Digital River on physical shipments of products, for which Digital River pays the Company a fulfillment fee. In 1997, the Company billed Digital River $7,600 for these services.

Beginning in July 1997, Digital River began contracting the services of the Company's Executive Director of Finance. Under this arrangement Digital River reimburses the Company approximately 87% of his salary.

4. REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

The Company has a revolving credit agreement with a bank which expires in June 1999. Borrowings under the $2,500,000 line are payable on demand, limited by eligible percentages of accounts receivable and inventory, as defined, and bear interest at the prime rate plus 1.75%. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's Chairman and CEO. Borrowings on the line averaged $642,000, $638,000 and $3,550,000 at an average interest rate of 10.25%, 10.25% and 9.9% in 1997, 1996 and 1995, respectively.

Long-term debt consisted of the following at December 31:


                                                                             1997            1996
                                                                           --------      ----------
          Digital River--18% convertible debentures due December 31, 1997,
             convertible at the lesser of 75% of the subsequent per share  $     -       $  998,000
             offering price or $.75 per share

          Note payable, payable $20,000 per quarter with interest
             at 7.5%                                                         95,000         205,000
          Other                                                                   -           3,720

                                                                           --------      ----------
                                                                             95,000       1,206,720
          Less- Current portion                                             (80,000)     (1,108,750)
                                                                           --------      ----------
                                                                            $15,000      $   97,970
                                                                           --------      ----------
                                                                           --------      ----------

The Company has a flooring program with a financing company covering up to $475,000 in inventory purchases. As of March 1998, the flooring program is secured by a standby letter of credit in the amount of $400,000 issued pursuant to the Company's line of credit with the bank.

5.   ADVERTISING COSTS:

Advertising costs related to mailed direct response advertising are deferred and charged to expense over the period during which the related sales are expected to occur. The cost of nondirect response advertising is charged to expense the first time the advertising takes place. The Company uses an accelerated amortization schedule for its "DTP Direct" catalog whereby approximately 90% of the costs are amortized in the first four months and fully amortized by the sixth month. Direct response related advertising expense was $371,000, $491,000 and $601,000 in 1997, 1996 and 1995, respectively.

6.   INCOME TAXES:

As of December 31, 1997, the Company had net operating loss carryforwards of approximately $2.0 million. Certain restrictions caused by the change in ownership could limit annual utilization of the net operating loss carryforwards. The losses expire in various years from 1998 to 2007. The Company recorded a full valuation allowance in 1997 and 1996 due to the uncertainty associated with the Company's ability to realize the benefits related to net operating losses generated.

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows for the years ended December 31:


                                                                 1997       1996        1995
                                                                -----       -----      ------
              U.S. statutory rate                               (34.0)%     (34.0)%    (34.0)%
              State taxes, net of federal benefit                (3.2)       (3.2)      (3.2)
              Digital River net losses                           49.7        20.0        3.0
              Increase (decrease) in valuation allowance        (12.5)       17.2       34.2
                                                                -----       -----      ------
              Effective income tax rate                           -   %       -   %        -  %
                                                                -----       -----      ------
                                                                -----       -----      ------


Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31:


                                                                         1997           1996
                                                                      ----------    ----------
              Deferred tax assets:
                 Inventories                                          $  159,000    $  254,000
                 Accrued expenses and reserves                           184,000       317,000
                 Premerger net operating loss carryforwards and
                    credits                                              826,000       840,000
                 Investments                                             684,000       684,000
                 Net operating loss carryforwards                        173,000       156,000
                                                                      ----------    ----------
                                                                       2,026,000     2,251,000
                 Deferred tax valuation allowance                       (977,000)   (1,886,000)
                                                                      ----------    ----------
              Total deferred tax assets                                1,049,000       365,000
                                                                      ----------    ----------
              Deferred tax liabilities:
                 Advertising                                             (12,000)      (15,000)
                 Investments                                            (206,000)     (350,000)
                 Gain on sale of stock by Digital River                 (831,000)            -
                                                                      ----------    ----------
              Total deferred tax liabilities                          (1,049,000)     (365,000)
                                                                      ----------    ----------
              Net deferred taxes                                      $        -    $        -
                                                                      ----------    ----------
                                                                      ----------    ----------



7.   EMPLOYEE RETIREMENT SAVINGS PLAN:

The Company maintains an employee retirement savings plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an incentive to make regular contributions into a long-term investment and savings program. The Company did not make any contributions to the Plan in 1997 or 1996.

8.    STOCK OPTIONS AND WARRANTS:

MacUSA PLAN

In 1995, the Company's stockholders approved the MacUSA 1995 Stock Option Plan (the MacUSA Plan), reserving and granting options for 2,870,016 shares of the Company's common stock. Options granted under the MacUSA Plan have been granted at the current market price on the date of grant. Such options generally vest six years from the date of grant and may vest earlier in the event certain targeted net income is achieved. The Company's majority stockholder and CEO received 2,669,996 of these options. In conjunction with the hiring of certain employees, the Company approved a plan in 1997 to grant options in Tech Squared Inc. 1995 Stock Option Plan (the 1995 Plan) to these employees through a "give-back" of 1,350,000 option shares in the MacUSA Plan owned by its Chairman and CEO. These "give-back" shares will be canceled upon the exercise of these options by the employees and in no event are exercisable while the options are outstanding.

TECH SQUARED, INC. 1995 STOCK OPTION PLAN

In December 1995, the Company's board of directors approved the 1995 Plan and reserved 2,500,000 shares for future grant. In July 1997, the Company's board of directors approved an increase to the maximum number of shares available for grant under the 1995 Plan to 4,000,000 shares subject to shareholder approval. Options granted under the 1995 Plan are granted at not less than the current market price on the date of grant, cannot remain outstanding for over ten years and generally become exercisable over a period of four years. Options granted under the 1995 Plan totaled 1,354,000, 1,295,000 and 2,040,000 in 1997, 1996 and
1995, respectively.

1995 NON-EMPLOYEE DIRECTOR OPTION PLAN

Also in December 1995, the Company's board of directors approved the Tech Squared Inc. 1995 Non-Employee Director Option Plan (the Plan), reserving 350,000 shares of stock for future grant. The Plan allows each director to be granted options for up to 50,000 shares, exercisable at the share price on the date of issuance. These options vest over a two-year period and remain exercisable for a period of seven years. Of previously granted shares, 50,000 remain outstanding pursuant to the Plan as of December 31, 1997.

OTHER

In 1995, the Company granted a warrant to purchase 150,000 shares of stock for $1.00 per share as compensation for investment banking services and a warrant to purchase 50,000 shares for $1.00 per share as partial settlement of a note payable. Both warrants are exercisable through 1998.

In connection with the Merger, the Company acquired the Jaguar options and warrants outstanding. These options and warrants allow the holders to purchase 1,114,354 shares of stock at prices between $2.00 and $15.00 per share. At December 31, 1997, 1,098,076 of these shares expired and were forfeited. The remaining 16,278 options and warrants will expire at various dates from May 1999 through July 2000.

A summary of the Company's various stock option plans at year-end, with changes during the year then ended, is as follows (see Notes 10 and 12):

                                      1997                            1996                            1995
                              ----------------------         ----------------------        ------------------------
                                            Weighted                      Weighted                        Weighted
                                            Average                        Average                        Average
                                            Exercise                      Exercise                        Exercise
                               Shares        Price             Shares      Price             Shares        Price
                              ----------   ----------        ----------    -------         ----------    ----------
Outstanding, beginning
   of year                     6,201,958     $1.18            6,974,468    $1.27               24,700       $ .84
   Granted                     1,354,000      0.75            1,602,500     0.75            6,485,414        1.13
   Forfeited/canceled         (1,894,474)     1.72           (2,375,010)    0.75             (650,000)       1.01
   Options and warrants
      assumed in
      the Merger                       -   -                          -    -                1,114,354        2.26
                              ----------   ----------        ----------    -------         ----------       -------

Outstanding, end of year       5,661,484     $ .89            6,201,958    $1.18            6,974,468       $1.27
                              ----------   ----------        ----------    -------         ----------       -------
                              ----------   ----------        ----------    -------         ----------       -------

Exercisable, end
   of year                    2,002,366      $ .99           3,066,958     $1.51           2,584,468        $1.85
                              ----------   ----------        ----------    -------         ----------       -------
                              ----------   ----------        ----------    -------         ----------       -------
Weighted average fair
   value of employee
   options granted                           $ .50                         $ .22                            $ .24
                                            ---------                      -------                          -------
                                            ---------                      -------                          -------

The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the following pro forma amounts:


                                                   1997               1996               1995
                                              -------------       -----------       -------------
Net loss:
   As reported                                  $(1,012,590)      $(616,395)          $(1,651,748)
   Pro forma                                     (1,453,394)       (884,399)           (1,939,748)

Basic and diluted loss per share:
   As reported                                  $  (.10)          $   (.06)           $     (.19)
   Pro forma                                       (.14)              (.09)                 (.22)



Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for employee option grants in 1997, 1996 and 1995, respectively: risk-free interest rate of 6.11%, 6% and 6%; no expected dividend yield; expected lives of five years; and expected volatility of 206% for 1997. No volatility was used for 1996 and 1995 as trading was limited.

9.   STOCKHOLDERS' EQUITY:

The Company's redeemable preferred stock carries a 12% cumulative dividend payable quarterly, is convertible into common stock at any time for $12.50 per share, carries a preference on liquidation or dissolution of the Company, and has equal voting rights with the Company's outstanding common stock. The preferred shares are callable by the Company at any time with 60 days' written notice, and all outstanding shares must be redeemed by 2002. The Company has no obligation to redeem the preferred stock prior to 2002. In 1996, the Company redeemed 25,000 shares of preferred stock for total consideration of $22,500.

The dividend payable to officer/shareholder is evidenced primarily by a note payable to the Company's majority stockholder and CEO. The Company paid approximately $200,000 of this dividend during 1997 and approximately $200,000 in 1996. The note is noninterest-bearing, due on demand and is subordinated to the revolving line of credit. Pursuant to the debt subordination agreement, the Company can only make payments up to $200,000 in a calendar year.

During 1995, the Company initiated and completed a stock offering of 1,835,424 shares of common stock at a price of $1.40 per share. The Company realized net proceeds of approximately $1,985,000 from the offering. In conjunction with the offering, the Company issued warrants to purchase 327,711 shares of the Company's common stock for $2.50 per share and warrants to purchase 197,687 shares of common stock for $1.40 per share, all exercisable for one year from the date of issuance. In 1996, the Company repriced these warrants to $0.75 per share and extended the exercise period by one year to August and September 1997. The Company also issued 61,000 shares of its common stock to the sales agent in connection with this offering as additional compensation. None of the warrants issued in conjunction with the stock offering remain outstanding as of December 31, 1997.

10.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

The Company has been named as a defendant in lawsuits in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

OPERATING LEASES

The Company leases all of its warehouse and office space and certain equipment under operating lease agreements. The Company recorded operating lease rental expense totaling $193,000, $184,000, and $174,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum lease payments, including estimated common area maintenance, are as follows for the years ending December 31:


              1998                       $215,000
              1999                        110,000
                                         --------
                                         $325,000
                                         --------
                                         --------


GOVERNMENT REGULATION

The Company presently collects Minnesota sales tax on sales made within the State of Minnesota. Various states have attempted to impose on direct marketers, the burden of collecting use taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose use tax collection obligations on an out-of-state mail order company whose only contact with the state was the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. If legislation is passed to overturn the United States Supreme Court's decision, the imposition of a use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer, and could have a material adverse effect on the Company.

11.  RELATED-PARTY TRANSACTIONS:

In December 1995, the Company entered into a consulting agreement with Jaguar Ventures, Limited, an entity owned by one of the Company's board members and by two significant stockholders who were principals of Jaguar. Pursuant to the agreement, the Company agreed to issue warrants to acquire 300,000 shares of the Company's common stock at $1.75 per share with certain registration rights, and paid $50,000 in cash. In September 1996, the Company repriced these warrants to $1.01 per share. In September 1997, the Company agreed to extend the term by one year to December 1999, subject to certain restrictions.

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

The note receivable from officer/stockholder represents a $196,000 note receivable from the Company's majority stockholder and CEO, plus accrued interest. The note bears interest at 5% per year, payable quarterly, and is due on demand with 30 days' written notice. Interest on the note has been received through December 31, 1996. As consideration for the Company's majority stockholder and CEO's personal guarantee of up to $500,000 of the amounts outstanding pursuant to the Company's revolving line of credit, the existing Promissory Note dated January 2, 1995 has been amended so that effective January 1, 1997, the note will no longer bear any interest, until such time as the personal guarantee is terminated in full when the note will return to its original terms.

In July 1995, the Company's majority stockholder and CEO reduced his salary, and in October 1995, discontinued his salary altogether. In August 1996, the majority stockholder began devoting the majority of his time to Digital River, and Digital River began paying him a salary.

The Company has agreed to indemnify its majority stockholder and CEO for any tax liability resulting from any challenges to the Company's S corporation tax returns from 1994 through the date of the Company's conversion to a C corporation.

                                      PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The information under the caption "ELECTION OF DIRECTORS" in the Company's 1998 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1997, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The information under the caption "COMPENSATION AND OTHER BENEFITS" in the Company's 1998 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

          The information under the caption "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Company's 1998 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information under the caption "CERTAIN TRANSACTIONS" in the Company's 1998 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1997, is incorporated herein by reference.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


Item
No.         Description
-----       ------------

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

10.25 *     Tax Indemnification Agreement with Joel A. Ronning, effective
            December 20, 1995. (incorporated as Exhibit No. 10.25 in (3) below)

10.31 Amendment to Asset Purchase Agreement with Hanover Gold Company dated April 19, 1996. (incorporated as Exhibit No. 10.1 in (5) below)

10.32*      Tech Squared Inc. 1995 Stock Option Agreement, as amended.
            (incorporated as Exhibit No. 10.2 in (5) below)

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

10.39*      Non-Statutory Stock Option Agreement with Chuck Reese relating to
            351,000 shares of Common Stock, dated September 19, 1996.
            (incorporated as Exhibit No. 10. 39 in (8) below)

10.40*      Incentive Stock Option Agreement with Chuck Reese relating to
            649,000 shares of Common Stock, dated September 19, 1996
            (incorporated as Exhibit No. 10.40 in (8) below)


10.44 Financing Agreement between Tech Squared Inc., and First Bank NA dated June 27, 1997. (incorporated as Exhibit No. 10.44 in (9) below).

10.45 Security Agreement between Tech Squared Inc., and First Bank NA dated June 27, 1997. (incorporated as Exhibit No. 10.45 in (9) below).

10.46       Guaranty between Joel A. Ronning and First Bank NA dated June 27,
            1997. (incorporated as Exhibit No. 10.46 in (9) below).

10.47 Subordination Agreement between Tech Squared Inc., Joel A. Ronning and First Bank NA dated June 27, 1997. (incorporated as Exhibit
            10.47 in (9) below).

10.48*      Letter Agreement between Tech Squared Inc. and Rick Apple, Senior
            VP of Marketing, dated April 29, 1997. (incorporated as Exhibit
            10.48 in (9) below).

10.49       Settlement Agreement between Tech Squared Inc. f/k/a Jaguar Group,
            Limited, successor in interest through merger to MacUSA, Inc. and John P. Earling dated May 30, 1997. (incorporated as Exhibit 10.49 in (9) below).

10.50       Escrow Agreement between Tech Squared Inc., f/k/a Jaguar Group
            Limited, successor in interest through merger to MacUSA, Inc. and John P. Earling, and First Trust National Association, Minneapolis,
            MN dated May 30, 1997. (incorporated as Exhibit 10.50 in (9) below).

10.51       Amendment #1 to Tech Squared Inc. 1995 Stock Option Plan (Effective
            July 25, 1997). (incorporated as Exhibit 10.51 in (10) below).

10.52 Agreement among Tech Squared Inc., Joel Ronning and a holder of options to purchase shares of the Company's Common Stock. (redacted version-confidential treatment requested)



10.53       Fujitsu Modification Agreement between Digital River Inc., Fujitsu
            Limited and Other Parties dated December 11, 1997.

10.54       First Amendment to Financing Agreement between Tech Squared Inc.
            and First Bank National Association dated February 19, 1998.

21.1        Subsidiaries of the Company. (incorporated as Exhibit No. 21.1 in
            (3) below)

23.1        Consent of Arthur Andersen LLP.

27.1        Financial Data Schedule.

* Indicates management contracts and compensatory plans or arrangements.

(1) Incorporated by reference to the Company's Report on Form 10-KSB for the Transition Period from June 1, 1994 to December 31, 1994.

(2) Incorporated by reference to the Company's Report on Form 8-K filed May, 1995.

(3)         Incorporated by reference to the Company's Annual Report on Form
            10-KSB  for the year ended December 31, 1995.

(5)         Incorporated by reference to the Company's Quarterly Report on Form
            10-QSB for the period ended March 31, 1996.

(6)         Incorporated by reference to the Company's Quarterly Report on Form
            10-QSB for the period ended June 30, 1996.

(7)         Incorporated by reference to the Company's Quarterly Report on Form
            10-QSB for the period ended September 31, 1996.

(8)         Incorporated by reference to the Company's Annual Report on Form
            10-KSB for the period ended December 31, 1996.

(9)         Incorporated by reference to the Company's Quarterly Report on Form
            10-Q for the period ended June 30, 1997.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.


(b)  REPORTS ON FORM 8-K

            None.

                                     SIGNATURES


            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TECH SQUARED INC.


Date:  March 27, 1998     By: /s/ Joel A. Ronning

                              Joel A. Ronning
                              Chief Executive Officer


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Signature and Title         Date Executed
            -------------------         --------------

            /s/ Joel A. Ronning         March 27,1998
            -------------------

            Joel A. Ronning
            Chief Executive Officer, Chief
            Financial Officer, Secretary
            and Director (principal
            executive accounting and
            financial officer)


            /s/ Chuck Reese             March 27, 1998
            ----------------------
            Chuck Reese, Director


            /s/ Richard Runbeck         March 27, 1998
            --------------------------
            Richard Runbeck, Director

                             TECH SQUARED INC.

                         EXHIBIT INDEX TO FORM 10-K
                      For Year Ended December 31, 1997


Item No.    Item
--------    -----
10.52       Agreement among Tech Squared Inc., Joel Ronning and a holder of options to purchase shares of the Company's Common Stock.
            (redacted version-confidential treatment requested)

10.53       Fujitsu Modification Agreement between Digital River Inc., Fujitsu
            Limited and Other Parties dated December 11, 1997.

10.54       First Amendment to Financing Agreement between Tech Squared Inc.
            and First Bank National Association dated February 19, 1998.

23.1        Consent of Arthur Andersen LLP

27.1        Financial Data Schedule

