Form 10-Q
period 1998-03-31
TECH SQUARED INC
filed 1998-05-15
CIK 939077

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended:  MARCH 31, 1998

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

           As of the close of business on May 1, 1998, 10,956,679 shares of Common Stock, no par value, of the Company were outstanding.





-------------------------------------------------------------------------------

                               TECH SQUARED INC.

                                     INDEX





PART I. FINANCIAL INFORMATION                                           PAGE
                                                                        ----
     Item 1.  Financial Statements

      Consolidated Balance Sheets at March 31, 1998
       (unaudited) and December 31, 1997                                    3

      Consolidated Statements of Operations (unaudited) for the three
        months ended March 31, 1998 and 1997                                4

      Consolidated Statements of Cash Flows (unaudited) for the three
        months ended March 31, 1998 and 1997                                5

      Notes to Financial Statements                                         6


     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 8

     Item 3.   Quantitative and Qualitative Disclosure About Market Risk   10

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                            11

     Item 2.  Changes in Securities                                        11

     Item 3.  Defaults upon Senior Securities                              11

     Item 4.  Submission of Matters to a Vote of Security Holders          11

     Item 5.  Other Information                                            11

     Item 6.  Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                                 12


ITEM 1.                    FINANCIAL STATEMENTS

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                               March 31,        December 31,
                                                                  1998              1997
                                                              -----------       ------------
ASSETS                                                        (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                          $300                $300
 Restricted cash                                                 220,440             143,623
 Available-for-sale securities                                   245,775             467,438
 Accounts receivable, net of allowance
     for doubtful receivables of $158,000
     and $180,000 respectively                                 2,650,781           2,727,883
 Inventories                                                   1,993,514           1,890,480
 Prepaids and other current assets                               479,808             234,936
                                                              -----------       ------------
    TOTAL CURRENT ASSETS                                       5,590,618           5,464,660

 Property and equipment, net                                     348,868             346,419
 Receivable from officer/stockholder                             201,512             201,512
 Mining assets                                                   748,276             748,276
 Investment in Digital River                                   2,632,579             839,202
                                                              -----------       ------------
                                                              $9,521,853          $7,600,069
                                                              -----------       ------------
                                                              -----------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Revolving line of credit                                       $416,803            $765,728
 Current maturities of long term debt                             75,000              80,000
 Accounts payable                                              3,550,944           2,816,959
 Accrued compensation and benefits                               148,237             239,748
 Accrued expenses                                                612,434             791,743
 Dividends payable to officer/shareholder                        200,721             200,721
                                                              -----------       ------------
    TOTAL CURRENT LIABILITIES                                  5,004,139           4,894,899

Dividends payable to officer/shareholder                         283,136             283,136

Long term debt, less current maturities                                -              15,000

Deferred income taxes                                            865,400                -

Redeemable preferred stock, 12% cumulative convertible,
$1 par value; 1,000,000 shares authorized; 160,000
shares issued and outstanding                                    216,700             216,700


STOCKHOLDERS' EQUITY:
 Common stock: no par value; 25,000,000 shares authorized
 10,956,679 and 10,374,870 issued and outstanding                      -                -
 Additional paid-in capital                                    3,117,356           3,189,436
 Retained earnings (deficit)                                      60,547            (912,539)
 Unrealized gain on available-for-sale securities                (25,425)            (86,563)
                                                              -----------       ------------
   TOTAL STOCKHOLDERS' EQUITY                                  3,152,478           2,190,334
                                                              -----------       ------------
                                                              $9,521,853          $7,600,069
                                                              -----------       ------------
                                                              -----------       ------------


Note: The consolidated statement of financial position at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         Three Months Ended
                                                       -------------------------
                                                        March 31,      March 31,
                                                          1998           1997
                                                       ----------    -----------
 Net Sales                                             $8,592,728     $9,963,858
 Cost of sales                                          7,506,225      8,873,097
                                                       ----------    -----------
    GROSS PROFIT                                        1,086,503      1,090,761

 Selling and marketing expenses                           520,349        476,492
 General and administrative expenses                      502,515        552,444
                                                       ----------    -----------
  Total Operating Expenses                              1,022,864      1,028,936
                                                       ----------    -----------
   INCOME (LOSS) FROM OPERATIONS                           63,639         61,825

 Interest expense, net                                    (23,132)       (26,575)
 Investment income                                          4,611           -
 Equity in losses of Digital River                       (549,625)      (285,795)
                                                       ----------    -----------
   NET LOSS                                             ($504,507)     ($250,545)
                                                       ----------    -----------
                                                       ----------    -----------
 Net loss per common share, basic and diluted              ($0.05)        ($0.02)
                                                       ----------    -----------
                                                       ----------    -----------
 Weighted average shares outstanding, basic and
  diluted                                              10,549,413     10,374,870
                                                       ----------    -----------
                                                       ----------    -----------


See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                    Three Months Ended
                                                                 ------------------------
                                                                  March 31,      March 31,
                                                                   1998           1997
                                                                 -----------   -----------
Cash Flows From Operating Activities:
    Net Loss                                                      ($504,507)     ($250,545)
    Non-cash items included in loss:
    Depreciation and amortization                                    48,243         52,322
    Equity in losses of Digital River                               549,625        285,795
    Gain on sale of available-for-sale securities                    (4,611)           -
    Changes In Operating Assets And Liabilities:
       Accounts receivable, net                                      77,102        529,752
       Inventories                                                 (103,034)      (487,297)
       Prepaid and other current assets                            (244,872)        92,304
       Accounts payable                                             733,985        109,240
       Accrued compensation and benefits                            (91,511)        12,549
       Other accrued expenses                                      (199,309)      (101,048)
                                                                 -----------   -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                  261,111        243,072

Cash Flows From Investing Activities:
   Restricted cash                                                  (76,817)           -
   Purchases of property and equipment                              (50,700)       (28,947)
   Proceeds from sale of available-for-sale securities              287,411           -
   Decrease in cash due to deconsolidation of Digital River               -       (799,721)
                                                                 -----------   -----------
         NET CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES        159,894       (828,668)

Cash Flows From Financing Activities:
   Stock options exercised, net of payroll tax withholdings         (72,080)           -
   Net change in revolving line of credit                          (348,925)       (60,129)
                                                                 -----------   -----------
         NET CASH USED IN FINANCING ACTIVITIES                     (421,005)       (60,129)
                                                                 -----------   -----------
         NET DECREASE IN CASH                                             -       (645,725)

Cash At Beginning Of Period                                             300        898,558
                                                                 -----------   -----------
Cash At End Of Period                                                  $300       $252,833
                                                                 -----------   -----------
                                                                 -----------   -----------


See accompanying notes to consolidated financial statements.

                               TECH SQUARED INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K.

NOTE 2  -  INVENTORIES

The Company's inventories consist primarily of goods held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

NOTE 3 - DIGITAL RIVER

In December 1995 the Company obtained a bargain purchase option to acquire 4,800,000 shares of Digital River common stock from the Company's majority stockholder and chief executive officer, representing at the time a 60% ownership of Digital River. The option is exerciseable at any time through December 31, 2000 for a total exercise price of $1.00. Digital River has developed and is operating a proprietary system which allows the secure sale and delivery of software, fonts and images on-line, via the Internet. Digital River's first on-line software sale and delivery occurred in August, 1996.

During the three month period ended March 31,1998, Digital River completed various private placements of its common stock which resulted in net proceeds of approximately $9,201,000 and issuance of 4,840,000 new shares of its common stock, thereby reducing the Company's effective ownership of Digital River to approximately 23% as of May 1998. For the three month period ended March 31, 1998 the Company recorded gain on issuance of stock by Digital River of approximately $1,461,000, net of deferred income taxes of $865,400, which was recorded through the Company's stockholder's equity.

Summarized unaudited condensed financial information of Digital River is as follows: (In 000's)

BALANCE SHEET INFORMATION

                                                         MARCH 31,     DECEMBER 31,
                                                           1998           1997
                                                         ---------     -----------
            Current assets                                $10,392        $2,126
            Total assets                                   12,418         3,316
            Current liabilities                             2,028         1,076
            Stockholders' equity                          $10,390        $2,540


OPERATING INFORMATION


                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           1998           1997
                                                         ---------     -----------
            Net sales                                     $2,270          $179
            Operating expenses                             4,063           683
            Net loss                                     ($1,752)        ($492)


NOTE 4 - COMPREHENSIVE INCOME

During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company has adopted SFAS No. 130 beginning in 1998. Other comprehensive income for the first quarter of 1998 was approximately $17,000 compared to ($140,000) for the first quarter of 1997. The comprehensive income comprised of an increase in the market value of the available-for-sale securities on hand at March 31, 1998.

                              TECH SQUARED  INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10-K for the year ended December 31, 1997.

The Company sells computer and peripheral products targeted at the graphic arts market, which currently includes primarily Macintosh related products. The Company markets through direct marketing channels, and to value added resellers.

For the three months ended March 31, 1998 the Company recorded a consolidated net loss of ($505,000) or ($0.05) per share compared to a consolidated net loss of ($251,000) or ($0.02) per share in the first quarter of 1997. These consolidated losses include the Company's share of the Digital River losses which amounted to ($550,000) and ($286,000) in the first quarter of 1998 and 1997, respectively. Excluding the Company's share of the Digital River losses the Company recorded net income of $45,000 in the first quarter of 1998 compared to $35,000 in the first quarter of 1997.

RESULTS OF OPERATIONS

NET SALES

Net sales for the Company's first quarter ended March 31, 1998 totaled $8,593,000, a decrease of 13.8%, compared to $9,964,000 for the corresponding period of 1997. The decrease in sales includes a 19.2% decline in sales to the Company's distribution customers, and an 11.0% decrease in sales to the Company's DTP Direct catalog customers due to significant declines in sales of systems and storage devices including hard drives and optical drives.

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

GROSS PROFIT

Gross profit for the quarter ended March 31, 1998, was $1,087,000 or 12.6% of net sales compared to $1,091,000 or 10.9 % of net sales for the comparable period of 1997. The increase in gross profit percentage in the three month period ended March 31, 1998, is primarily the result of a reduction in variable overhead expenses. Additionally, gross profit percentage was positively impacted by an increase in sales margins on both DTP Direct catalog sales and distribution sales. The Company expects ongoing competitive pressure on gross profit, and, consequently, changes in pricing and product configuration will be necessary in order to remain competitive.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses totaled $520,000 during the quarter ended March 31, 1998, compared to $476,000 during the corresponding period of 1997. As a percentage of sales, selling and marketing expenses increased to 6.1% in the quarter ended March 31, 1998 from 4.8% for the same period in 1997. This increase was mainly attributable to an increase in net marketing costs related to the development, production and distribution of DTP Direct catalogs, and the costs associated with the May 1998 launch of a new catalog, Net Direct, which is directed at developers of intranet/Internet websites. Although the Company believes the target market for the Net Direct catalog is substantially larger than the DTP Direct catalog, and that the new catalog could provide significant opportunity for revenue growth, there are significant risks associated with the launch of a new catalog including; a completely new target audience, lack of any historical direct marketing data to base mailing decisions, competitive forces and new product lines. As a result, the Company believes the launch of the Net Direct catalog will have a negative impact on profitability of the Company in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended March 31, 1998 were $503,000 compared to $552,000 for the comparable period of 1997. The decrease of 9.0% is attributable to several factors including reductions of temporary labor, credit card fees and bad debt expense. Additionally, an increase in the amount of warehouse and office space sublet to Digital River also contributed to the reduction in general and administrative expenses for the quarter. In April 1998, Digital River announced its intention to move its offices later in 1998. Digital River has signed an agreement to pay the Company for office space through December 31, 1998, as well as the portion of warehouse space which they occupy.

INVESTMENT INCOME

The $5,000 of investment income for the quarter ended March 31, 1998, is the realized gain from the sale of a portion of the Company's available-for-sale securities.

NET INTEREST  EXPENSE

Net interest expense for the first quarter of 1998 was $23,000 compared to $27,000 for the same period in 1997. The decrease is primarily due to a decrease in the average outstanding balance on the Company's line of credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at March 31, 1998, consisted of liquid funds, a revolving line of credit agreement with US Bancorp National Association ("US Bank"), and vendor trade credit lines.

The Company has a Revolving Line of Credit Agreement with US Bank through June 1999. Borrowings under the $2,500,000 agreement, are payable on demand, limited by eligible percentages of accounts receivable and inventory and bear interest at the prime rate plus 1.75%. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's Chairman & CEO. As of March 31, 1998, the Company had unused availability under the line of credit of approximately $1,268,000 and outstanding borrowings of $417,000.

The Company has a flooring program with a financing company covering up to $475,000 in inventory purchases. As of March 1998, the flooring program is secured by a standby letter of credit in the amount of $400,000 issued pursuant to the Company's line of credit with US Bank. The Company uses the flooring program to take advantage of certain programs with its major distributors.

As of March 31, 1998, the Company had working capital of $586,000 which includes $246,000 relating to its investment in Cam Design, Inc. ("Cam Design") which is valued at the closing market price on March 31, 1998. Of the Company's total shares of Cam Design stock, 30,000 shares remained in escrow as of March 31, 1998, to secure payment of a note payable. The trading market for the Cam Designs shares may be limited and there can be no assurance that the Company will be able to realize a market value equal to or in excess of the value stated herein. The Company may have to bear the economic risk of the entire investment for an indefinite period.

Inventories increased from $1,890,000, as of December 31, 1997, to $1,994,000 as of March 31,1998. Capital expenditures totaled $51,000 in the first quarter of 1998 compared to $29,000 in the first quarter of 1997. The increase in capital expenditures in the first quarter of 1998 is mainly attributed to computer system upgrades. The Company has paid $200,000 related to the dividend payable to officer/shareholder in April 1998.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           None

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     HANOVER GOLD LITIGATION

     In March 1996, and as amended in April 1996, the Company entered into an Asset Purchase Agreement (the "Agreement") for the sale of substantially all of its mining properties and rights in the Alder Gulch area of the Virginia City Mining District in southwest Montana (the "Property") in exchange for 525,000 shares of Hanover Gold Company, Inc. ("Hanover") common stock (the "Hanover Shares") subject to adjustment based on a $2.00 per share guaranteed market value. Under Terms of the Agreement, the Property and 400,000 of the Hanover Shares were to be held in escrow pending completion of registration statement covering the resale of the Hanover Shares and consent by the Company.

     In October 1996, Hanover filed a registration statement covering the Hanover Shares and filed suit against the Company in the United States District Court Eastern District of Washington. The complaint sought to force the Company to break escrow and release title to its Montana Gold mining properties in exchange for 400,000 Hanover Shares held in escrow, along with certain other damages. The Company filed a counter-claim which included claims of fraud and violation of Securities Laws.

     In April 1997, Hanover filed a Notice of Motion and Motion for Partial Summary Judgment, which the Company answered on April 13, 1997. On September 23, 1997 Hanover withdrew the motion for partial summary judgment.

     In April 1998, both parties agreed to the dismissal of all claims, counterclaims and cross-claims without prejudice. The Hanover Shares held by the court were returned to Hanover, and the mining claims and rights were returned to the Company. In May 1998, the Company began the process of attempting to force Hanover to perform the terms of the original Agreement. Although the Company currently intends to enforce the Agreement, there is no assurance that the Company will be successful, or if successful, that a market for the Hanover shares will exist, or if not successful, that the Company will be able to sell the Property elsewhere.


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



                                          TECH SQUARED INC.





May 13, 1998

                                                 /s/ Joel Ronning
                                         --------------------------------------
                                         Joel Ronning, Chief Executive Officer
                                         and Chief Financial Officer (principal
                                         executive officer and principal
                                         financial officer)

                                 EXHIBIT INDEX



Exhibit Index  Description
-------------- -----------
27.1           Financial Data Schedule
