Form 10-Q
period 1998-06-30
TECH SQUARED INC
filed 1998-08-14
CIK 939077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                      FORM 10-Q


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the Quarterly Period Ended:  JUNE 30, 1998

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT.

                           Commission File Number:  0-25602


                                  TECH SQUARED INC.
                (Exact name of registrant as specified in its charter)


               MINNESOTA                                 41-1591872
     (State or other jurisdiction            (IRS Employer Identification No.)
           of incorporation)


                                5198 WEST 76TH STREET
                               EDINA, MINNESOTA  55439
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

           As of the close of business on August 1, 1998, 11,039,179 shares of Common Stock, no par value, of the Company were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TECH SQUARED INC.

                                        INDEX


PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----
     Item 1.  Financial Statements

       Consolidated Balance Sheets at June 30, 1998
       (unaudited) and December 31, 1997                                      3

       Consolidated Statements of Operations (unaudited) for the three
       months and six months ended June 30, 1998 and 1997                     4

       Consolidated Statements of Cash Flows (unaudited) for the six
       months ended June 30, 1998 and 1997                                    5

       Notes to Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk      11


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              12

     Item 2.  Changes in Securities                                          12

     Item 3.  Defaults upon Senior Securities                                12

     Item 4.  Submission of Matters to a Vote of Security Holders            12

     Item 5.  Other Information                                              12

     Item 6.  Exhibits and Reports on Form 8-K                               12



SIGNATURES                                                                   14



ITEM 1.                       FINANCIAL STATEMENTS

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                     June 30,            December 31,
ASSETS                                                                 1998                  1997
                                                                    ----------           ------------
                                                                  (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                                $300                   $300
 Restricted cash                                                       202,369                143,623
 Available-for-sale securities                                         135,600                467,438
 Accounts receivable, net of allowance
     for doubtful receivables of $198,000
     and $180,000 respectively                                       2,863,507              2,727,883
 Inventories                                                         1,948,627              1,890,480
 Prepaids and other current assets                                     304,606                234,936
                                                                    ----------             ----------
    TOTAL CURRENT ASSETS                                             5,455,009              5,464,660

 Property and equipment, net                                           387,429                346,419
 Receivable from officer/stockholder                                   201,512                201,512
 Mining assets                                                         748,276                748,276
 Investment in Digital River                                         2,365,420                839,202
                                                                    ----------             ----------

                                                                    $9,157,646             $7,600,069
                                                                    ----------             ----------
                                                                    ----------             ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Revolving line of credit                                             $274,445               $765,728
 Current maturities of long term debt                                   55,000                 80,000
 Accounts payable                                                    4,058,119              2,816,959
 Accrued compensation and benefits                                     173,119                239,748
 Accrued expenses                                                      540,578                791,743
 Dividends payable to officer/shareholder                              200,721                200,721
                                                                    ----------             ----------
    TOTAL CURRENT LIABILITIES                                        5,301,982              4,894,899

Dividends payable to officer/shareholder                                83,136                283,136
Long term debt, less current maturities                                   -                    15,000

Deferred income taxes                                                1,104,300                   -
Redeemable preferred stock, 12% cumulative convertible,
$1 par value; 1,000,000 shares authorized; 160,000
shares issued and outstanding                                          216,700                216,700

STOCKHOLDERS' EQUITY:
 Common stock: no par value; 25,000,000 shares authorized
 11,039,179 and 10,374,870 issued and outstanding                         -                      -
 Additional paid-in capital                                          3,166,106              3,189,436
 Retained earnings (deficit)                                          (578,978)              (912,539)
 Unrealized loss on available-for-sale securities                     (135,600)               (86,563)
                                                                    ----------             ----------
   TOTAL STOCKHOLDERS' EQUITY                                        2,451,528              2,190,334
                                                                    ----------             ----------
                                                                    $9,157,646             $7,600,069
                                                                    ----------             ----------
                                                                    ----------             ----------


Note: The consolidated statement of financial position at December 31, 1997 has been from the audited financial statements at that date.

See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  Three Months Ended                       Six Months Ended
                                                             ------------------------------         ------------------------------
                                                               June 30,          June 30,             June 30,           June 30,
                                                                 1998              1997                 1998               1997
                                                             ------------------------------         -----------        -----------

 Net Sales                                                    $9,502,285         $8,484,181         $18,095,013        $18,448,039
 Cost of sales                                                 8,309,159          7,422,079          15,815,384         16,295,646
                                                             -----------         ----------         -----------         ----------
    GROSS PROFIT                                               1,193,126          1,062,102           2,279,629          2,152,393

 Selling and marketing expenses                                  763,645            466,898           1,283,994            943,390
 General and administrative expenses                             544,565            559,519           1,047,080          1,111,963
                                                             -----------         ----------         -----------         ----------
  Total Operating Expenses                                     1,308,210          1,026,417           2,331,074          2,055,353
                                                             -----------         ----------         -----------         ----------
   INCOME (LOSS) FROM OPERATIONS                                (115,084)            35,685             (51,445)            97,040

 Interest expense, net                                           (18,374)           (26,595)            (41,506)           (53,170)
 Investment income                                                  -                34,638               4,611             34,638
 Equity in losses of Digital River                              (909,553)          (295,335)         (1,459,178)          (581,130)
                                                             -----------         ----------         -----------         ----------

   NET LOSS                                                  ($1,043,011)         ($251,607)        ($1,547,518)         ($502,622)
                                                             -----------         ----------         -----------         ----------
                                                             -----------         ----------         -----------         ----------

 Net loss per common share, basic and diluted                    ($0.09)            ($0.02)             ($0.14)            ($0.05)
                                                             -----------         ----------         -----------         ----------
                                                             -----------         ----------         -----------         ----------

 Weighted average shares outstanding, basic and               11,001,020         10,374,870          10,776,464         10,374,870
                                                             -----------         ----------         -----------         ----------
                                                             -----------         ----------         -----------         ----------



See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended
                                                                 ------------------------------
                                                                   June 30,           June 30,
                                                                     1998               1997
                                                                 -----------          ---------
Cash Flows From Operating Activities:
    Net Loss                                                     ($1,547,518)         ($502,622)
    Non-cash items included in loss:
        Depreciation and amortization                                 92,318            109,289
        Equity in losses of Digital River                          1,459,178            581,130
        Gain on sale of available-for-sale securities                 (4,611)           (26,438)
        Changes In Operating Assets And Liabilities:
           Accounts receivable, net                                 (135,624)           355,208
           Inventories                                               (58,147)           400,041
           Prepaid and other current assets                          (69,670)            54,025
           Accounts payable                                        1,241,160           (991,262)
           Accrued compensation and benefits                         (66,629)           (25,417)
           Other accrued expenses                                   (291,165)           153,431
                                                                 -----------          ---------
             Net cash provided by operating activities               619,292            107,385
                                                                 -----------          ---------
Cash Flows From Investing Activities:
   Change in restricted cash                                         (58,746)              -
   Purchases of property and equipment                              (133,344)           (86,601)
   Proceeds from sale of available-for-sale securities               287,411               -
   Decrease in cash due to deconsolidation of digital                   -              (799,721)
                                                                 -----------          ---------
         Net Cash Used In (Provided By) Investing                     95,321           (886,322)
                                                                 -----------          ---------

Cash Flows From Financing Activities:
   Net change in revolving line of credit                           (491,283)           226,436
   Stock options exercised, net of payroll tax                       (23,330)               -
   Dividends paid                                                   (200,000)           (35,380)
                                                                 -----------          ---------
         Net cash used in financing activities                      (714,613)           191,056
                                                                 -----------          ---------
         Net decrease in cash                                              0           (587,881)

Cash at beginning of period                                              300            898,558
                                                                 -----------          ---------
Cash at end of period                                                   $300           $310,677
                                                                 -----------          ---------
                                                                 -----------          ---------
Supplemental Cash Flow Information:
    Cash paid for interest                                           $41,987            $53,170



See accompanying notes to consolidated financial statements.

                          TECH SQUARED INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 1998



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K.

NOTE 2  -  INVENTORIES

The Company's inventories consist primarily of goods held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

NOTE 3 - DIGITAL RIVER

In December 1995 the Company obtained an option to acquire 3,200,000 shares of Digital River common stock from the Company's majority stockholder and chief executive officer, representing at the time a 60% ownership of Digital River. The option is exercisable at any time through December 31, 2000 for a total exercise price of $1.00. Digital River has developed and is operating a proprietary system, which allows the secure sale and delivery of software, fonts and images on-line, via the Internet. Digital River's first on-line software sale and delivery occurred in August 1996.

During the six month period ended June 30,1998, Digital River completed various private placements of its common stock which resulted in net proceeds of approximately $12,936,000 and issuance of 3,472,000 new shares of its common stock and 1,500,000 new shares of Series A preferred stock which are convertible into 1,000,000 shares of common stock, thereby reducing the Company's effective ownership of Digital River to approximately 23% as of July 1998. For the three and six month period ended June 30, 1998 the Company recorded gain on issuance of stock by Digital River of approximately $403,000 and $1,864,000 respectively, net of deferred income taxes, which was recorded through stockholder's equity.

Summarized unaudited condensed financial information of Digital River is as follows: (In 000's)


  BALANCE SHEET INFORMATION

                                                 JUNE 30,        DECEMBER 31,
                                                   1998              1997
                                                 --------        ------------
 Current assets                                  $10,266           $  2,126
 Total assets                                     12,697              3,316
 Current liabilities                               2,414              1,076
 Stockholders' equity                            $10,283           $  2,540

  OPERATING INFORMATION

                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                   JUNE, 30                    JUNE 30,
                              1998           1997         1998         1997
                            -------         ------      -------       ------
 Sales                      $ 3,477         $  282      $ 5,747       $  461
 Cost of product sold and
 operating expenses           7,397            978       11,249        1,661
 Interest income, net           108             12          150           24
 Net loss                  ($ 3,812)       ($  684)    ($ 5,352)     ($1,176)

NOTE 4 - COMPREHENSIVE INCOME

During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company has adopted SFAS No. 130 beginning in 1998. Other comprehensive income for the three and six month period ending June 30, 1998 was approximately ($110,000) and ($93,000), respectively compared to $111,000 and ($29,000) for the same periods of 1997. Other comprehensive income was solely comprised of changes in the market value of the available-for-sale securities.

NOTE 5 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.
The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of Statement 133 will have no material impact on its financial condition or results of operations.

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

The Company through its DTP Direct catalog sells computer and peripheral products targeted at the graphic arts market, which currently includes primarily Macintosh related products. In May 1998, the Company launched a new catalog, Net Direct, which is directed at developers of intranet/Internet sites. The Company markets through direct marketing channels and to value added resellers.

The following table is a summary of the operating results for Tech Squared Inc. consolidated, Tech Squared Inc., excluding Digital River, and Tech Squared Inc., excluding Digital River, for the three and six months ended June 30, 1998 and 1997, respectively:




                                                         THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                              JUNE, 30                                    JUNE 30,
                                                    1998                   1997                  1998                   1997
                                               ------------            ----------             ------------           ---------
 Net income/(loss) - Tech Squared              ($ 1,215,000)           ($ 252,000)            ($ 1,719,000)          ($503,000)
 Consolidated
   Per Share                                        ($ 0.11)              ($ 0.02)                 ($ 0.16)            ($ 0.05)
 Net income/(loss) - Tech Squared (excluding      ($133,000)              $44,000               ($  88,000)           $ 79,000
 Digital River)



RESULTS OF OPERATIONS

NET SALES

Net sales for the Company's second quarter ended June 30, 1998 totaled $9,502,000 compared to $8,484,000 for the corresponding period of 1997, an increase of 12.0%. Sales to DTP Direct catalog customers increased 11.5% while sales through the Company's distribution business increased 7.3% in the second quarter. The Company also launched its network-focused catalog, Net Direct, during the second quarter. Sales to Net Direct catalog customers contributed $159,000 to the second quarter sales. The fastest growing product categories, based on the percentage increase in dollar sales over the second quarter of 1997, were software, printers, magnetic drives and computer systems. Computer system sales increased 9.1% from the same quarter a year ago which was attributed to increases of 167% in Macintosh system sales and 1073% in PC/Wintel computer systems sales partially offset by a decrease in Macintosh clone system sales of 43%. PC/Wintel computer system sales comprised 10% of all computer system sales in the second quarter of 1998 compared to 1% in the same period of 1997. Net sales for the first six months of 1998 totaled $18,095,000 compared to $18,448,000 for the same period of 1997.

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

GROSS PROFIT

Gross profit for the quarter ended June 30, 1998, was $1,193,000 or 12.6% of net sales compared to $1,062,000 or 12.5 % of net sales for the comparable period of 1997. Gross profit for the six-month period ended June 30, 1998 was $2,280,000 or 12.6% compared to $2,152,000 or 11.7% of net sales for the same period in 1997. The increase in gross profit percentage in the six-month period ended June 30, 1998, is primarily the result of a reduction in variable overhead expenses. The Company expects ongoing competitive pressure on gross profit, and, consequently, changes in pricing and product configuration will be necessary in order to remain competitive.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses totaled $764,000 or 8.0% of sales during the quarter ended June 30, 1998, compared to $467,000 or 5.5% of sales during the corresponding period of 1997. For the six month period ended June 30, 1998, selling and marketing expenses were $1,284,000 or 7.1% of sales versus $943,000 or 5.1% of sales for the same period in 1997. This increase was mainly attributable to an increase in net marketing costs related to the development, production and distribution of DTP Direct catalogs, and the costs associated with the May 1998 launch of a new catalog, Net Direct, which is directed at developers of intranet/Internet sites. Although the Company believes the target market for the Net Direct catalog is substantially larger than the DTP Direct catalog, and that the new catalog could provide significant opportunity for revenue growth, there are significant risks associated with the launch of a new catalog including; a completely new target audience, lack of any historical direct marketing data on which to base mailing decisions, competitive forces and new product lines. As a result, the Company believes the launch of the Net Direct catalog will have a negative impact on the profitability of the Company in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended June 30, 1998 were $545,000 compared to $560,000 for the comparable period of 1997. For the six month period ended June 30, 1998, general and administrative expenses were $1,047,000 compared to $1,112,000 for the related period of 1997. The decrease of 5.8% for the six-month period ended June 30, 1998 over the same period of 1997 is attributable to several factors including the reduction in the use of temporary labor and transaction processing fees. These savings were partially offset by increases in legal and consulting services. Additionally, an increase in the amount of warehouse and office space sublet to Digital River also contributed to the reduction in general and administrative expenses for the first six months of 1998. In July 1998, Digital River moved its offices to Eden Prairie, Minnesota. Digital River has signed an agreement to pay the Company for office space through December 31, 1998, as well as the portion of warehouse space that they occupy.

INVESTMENT INCOME

The Company recorded no investment income for the second quarter of 1998 compared to $35,000 for the corresponding period in 1997. Investment income for the six-month period ended June 30, 1998 was $5,000 compared to $35,000 for the related period in 1997.

NET INTEREST  EXPENSE

Net interest expense for the quarter ending June 30, 1998 was $18,000 compared to $27,000 for the same period in 1997. Interest expense for the six-month period ended June 30, 1998 was $42,000 compared to $53,000 for the same period in 1997. The decrease is primarily due to a decrease in the average outstanding balance on the Company's line of credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at June 30, 1998, consisted of liquid funds, a revolving line of credit agreement with US Bancorp National Association ("US Bank"), and vendor trade credit lines.

The Company has a Revolving Line of Credit Agreement with US Bank through June 1999. Borrowings under the $2,500,000 agreement are payable on demand, limited by eligible percentages of accounts receivable and inventory and bear interest at the prime rate plus 1.75%. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's Chairman. As of June 30, 1998, the Company had unused availability under the line of credit of approximately $1,264,000 and outstanding borrowings of $274,000.

The Company has a flooring program with a financing company covering up to $625,000 in inventory purchases. In July 1998, the Company increased by $150,000 its ability to utilize the advantages of using a flooring program for the purchase of strategic inventory. The flooring program is secured by a standby letter of credit in the amount of $550,000 issued pursuant to the Company's line of credit with US Bank. The Company uses the flooring program to take advantage of certain programs with its major distributors.

As of June 30, 1998, the Company had working capital of $153,000. The working capital has been reduced by approximately $200,000, which represents the current portion of the remaining balance of a dividend declared in April 1995, but not yet paid. The dividend payable is subordinated to the Revolving Line of Credit and the aggregate payout of the dividend cannot exceed $200,000 in any calendar year. In April 1998, the Company paid $200,000 related to the dividend payable to an officer/shareholder.

The working capital includes $136,000 relating to its investment in Cam Design, Inc. ("Cam Design") which is valued at the closing market price on June 30, 1998. Of the Company's total shares of Cam Design stock, approximately 32% remained in escrow as of June 30, 1998, to secure payment of a note payable. The trading market for the Cam Designs shares may be limited and there can be no assurance that the Company will be able to realize a market value equal to or in excess of the value stated herein. The Company may have to bear the economic risk of the entire investment for an indefinite period.

Inventories increased slightly from $1,890,000, as of December 31, 1997, to $1,949,000 as of June 30,1998. Capital expenditures totaled $83,000 in the second quarter of 1998 compared to $58,000 in the second quarter of 1997. The increase in capital expenditures in the second quarter of 1998 is primarily due to office renovation and computer system upgrades and enhancements.

The Company's computer systems and those of third parties with whom it does business will be affected by issues and problems related to changes required in the year 2000 ("Y2K"). The Company is currently in the process of evaluating its information system requirements for Y2K issues and compliance. The Company does not anticipate at this time that the cost to modify its systems or the upgrading of its current system to be Y2K compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. Failure to achieve timely completion of required modifications or conversions or failure of the third parties with whom the Company has relationships (e.g., vendors, clients, credit card processors) to be Y2K compliant could have a material affect on the financial condition and operations of the Company. Maintenance and modification costs incurred by the Company specifically related to being Y2K will be expensed as incurred and costs of new software (whether purchased or internally developed) will be capitalized and amortized over the useful life of the applicable software.

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

     In April 1998, both parties agreed to the dismissal of all claims, counterclaims and cross-claims without prejudice. The Hanover Shares held by the court were returned to Hanover, and the mining claims and rights were returned to the Company. The Company is currently investigating the possibility of attempting to force Hanover to perform the terms of the original Agreement, while exploring the marketability of the Property. There is no assurance that the Company will be successful in attempting to force, or if successful, that a market for the Hanover shares will exist, or if not successful, that the Company will be able to sell the Property elsewhere.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

               10.60 Termination of Lease between Tech Squared Inc. and Digital River, Inc. dated April 22, 1998

               10.61 Digital River, Inc. Lockup Agreement between Digital River and Joel Ronning dated July 14, 1998

               10.62 Digital River, Inc. Lockup Agreement between Digital River and MacUSA dated July 14, 1998

               10.63 Digital River, Inc. Lockup Agreement between Digital River and Tech Squared Inc. dated June 5, 1998

               10.64 Release of Technology between Tech Squared Inc. and Joel Ronning, Digital River, Inc. executed August 6, 1998

               10.65 Services Agreement between Tech Squared Inc. and Digital River dated July 29, 1998

               27.1   Financial Data Schedule.

          (b)  Reports on Form 8-K

     None

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TECH SQUARED INC.





August 13, 1998                         /s/ Richard Apple
                                        ----------------------------------------
                                        Richard Apple, Chief Executive Officer


                                        /s/ Jeff Abramovitz
                                        ----------------------------------------
                                        Jeff Abramovitz, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Index        Description
-------------        -----------
10.60                Termination of Lease between Tech Squared Inc. and Digital
                     River, Inc. dated April 22, 1998

10.61 Digital River, Inc. Lockup Agreement between Digital River and Joel Ronning dated July 14, 1998

10.62 Digital River, Inc. Lockup Agreement between Digital River and MacUSA dated July 14, 1998

10.63 Digital River, Inc. Lockup Agreement between Digital River and Tech Squared Inc. dated June 5, 1998

10.64                Release of Technology between Tech Squared Inc. and Joel
                     Ronning, Digital River, Inc. executed August 6, 1998

10.65                Services Agreement between Tech Squared Inc. and Digital
                     River dated July 29, 1998

27.1                 Financial Data Schedule
