Form 10-Q
period 1998-09-30
TECH SQUARED INC
filed 1998-11-16
CIK 939077

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

                For the Quarterly Period Ended:  SEPTEMBER 30, 1998

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF   THE SECURITIES AND
     EXCHANGE ACT.

                          Commission File Number:  0-25602


                                 TECH SQUARED INC.
               (Exact name of registrant as specified in its charter)


          MINNESOTA                                   41-1591872
(State or other jurisdiction                        (IRS Employer
     of incorporation)                            Identification No.)


                               5198 WEST 76TH STREET
                              EDINA, MINNESOTA  55439
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

      As of the close of business on November 1, 1998, 11,400,825 shares of Common Stock, no par value, of the Company were outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 TECH SQUARED INC.

                                       INDEX




PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

          Item 1. Financial Statements

            Consolidated Balance Sheets at September 30, 1998
              (unaudited) and December 31, 1997                              3

            Consolidated Statements of Operations (unaudited)
               for the three months and nine months ended
               September 30, 1998 and 1997                                   4

            Consolidated Statements of Cash Flows (unaudited)
               for the nine months ended September 30, 1998 and 1997         5

            Notes to Financial Statements                                    6



          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8

          Item 3. Quantitative and Qualitative Disclosure About
                  Market Risk                                               12


PART II. OTHER INFORMATION

          Item 1. Legal Proceedings                                         13

          Item 2. Changes in Securities and Use of Proceeds                 13

          Item 3. Defaults upon Senior Securities                           13

          Item 4. Submission of Matters to a Vote of
                  Security Holders                                          13

          Item 5. Other Information                                         13

          Item 6. Exhibits and Reports on Form 8-K                          13



SIGNATURES                                                                  14

ITEM 1.                       FINANCIAL STATEMENTS

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                                September 30,   December 31,
                                                                    1998           1997
                                                                -------------   ------------
                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                      $    18,237     $      300
 Restricted cash                                                    197,177        143,623
 Available-for-sale securities                                            -        467,438
 Accounts receivable, net of allowance
   for doubtful receivables of $259,000
   and $306,000 respectively                                      2,630,267      2,727,883
 Inventories                                                      2,342,776      1,890,480
 Prepaids and other current assets                                  384,397        234,936
                                                                -----------     ----------
   TOTAL CURRENT ASSETS                                           5,572,854      5,464,660

 Property and equipment, net                                        428,122        346,419
 Receivable from officer/stockholder                                201,512        201,512
 Mining assets                                                      748,276        748,276
 Investment in Digital River                                     27,966,028        839,202
                                                                -----------     ----------
                                                                $34,916,792     $7,600,069
                                                                -----------     ----------
                                                                -----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Revolving line of credit                                       $   781,353     $  765,728
 Current maturities of long term debt                                35,000         80,000
 Accounts payable                                                 3,843,793      2,816,959
 Accrued compensation and benefits                                  201,425        239,748
 Accrued expenses                                                   623,224        791,743
 Dividends payable to officer/shareholder                           200,721        200,721
                                                                -----------     ----------
   TOTAL CURRENT LIABILITIES                                      5,685,516      4,894,899

Dividends payable to officer/shareholder                             83,136        283,136

Long term debt, less current maturities                                   -         15,000

Deferred income taxes                                            10,765,500              -

Redeemable preferred stock, 12% cumulative convertible,
$1 par value; 1,000,000 shares authorized; 160,000
shares issued and outstanding                                       216,700        216,700


STOCKHOLDERS' EQUITY:
 Common stock: no par value; 25,000,000 shares authorized
 11,039,179 and 10,374,870 issued and outstanding                         -              -
 Additional paid-in capital                                       3,417,356      3,189,436
 Retained earnings (deficit)                                        948,283       (912,539)
 Unrealized gain/(loss) on available-for-sale securities         13,800,300        (86,563)
                                                                -----------     ----------
   TOTAL STOCKHOLDERS' EQUITY                                    18,165,939      2,190,334
                                                                -----------     ----------

                                                                $34,916,791     $7,600,069
                                                                -----------     ----------
                                                                -----------     ----------



See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                 Three Months Ended           Nine Months Ended
                                                           ----------------------------  ----------------------------
                                                           September 30,  September 30,  September 30,  September 30,
                                                               1998           1997           1998           1997
                                                           -------------  -------------  -------------  -------------
Net Sales                                                   $9,721,350     $8,973,227    $27,816,363    $27,421,266
Cost of sales                                                8,477,919      7,850,190     24,293,303     24,145,836
                                                            ----------     ----------    -----------    -----------
  GROSS PROFIT                                               1,243,431      1,123,037      3,523,060      3,275,430

Selling and marketing expenses                                 817,110        486,967      2,101,104      1,430,357
General and administrative expenses                            734,455        503,956      1,781,535      1,615,919
                                                            ----------     ----------    -----------    -----------
  Total Operating Expenses                                   1,551,565        990,923      3,882,639      3,046,276
                                                            ----------     ----------    -----------    -----------

  INCOME (LOSS) FROM OPERATIONS                               (308,134)       132,114       (359,579)       229,154

Interest expense, net                                          (32,515)       (25,801)       (74,021)       (78,971)
Investment income                                             (271,200)         1,090       (266,589)        35,728
Equity in losses of Digital River                             (370,029)      (317,367)    (1,829,207)      (897,304)
                                                            ----------     ----------    -----------    -----------

  NET LOSS                                                   ($981,878)     ($209,964)   ($2,529,396)     ($711,393)
                                                            ----------     ----------    -----------    -----------
                                                            ----------     ----------    -----------    -----------

Net loss per common share, basic and diluted                    ($0.09)        ($0.02)        ($0.23)        ($0.07)
                                                            ----------     ----------    -----------    -----------
                                                            ----------     ----------    -----------    -----------

Weighted average shares outstanding, basic and diluted      11,212,665     10,374,870     10,923,462     10,374,870
                                                            ----------     ----------    -----------    -----------
                                                            ----------     ----------    -----------    -----------



See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                    Nine Months Ended
                                                              -----------------------------
                                                              September 30,   September 30,
                                                                  1998            1997
                                                              -------------   -------------
Cash Flows From Operating Activities:
  Net Loss                                                   ($2,529,396)     ($711,393)
  Non-cash items included in loss:
    Depreciation and amortization                                134,320        167,858
    Equity in losses of Digital River                          1,829,207        897,304
    Loss/(Gain) on sale of available-for-sale securities         266,589        (26,438)
    Changes In Operating Assets And Liabilities:
      Accounts receivable, net                                    97,616         (3,825)
      Inventories                                               (452,296)      (109,993)
      Prepaid and other current assets                          (149,461)        16,484
      Accounts payable                                         1,026,834       (332,623)
      Accrued compensation and benefits                          (38,323)       (24,060)
      Other accrued expenses                                    (228,519)       245,039
                                                              -----------      ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (43,429)       118,353
                                                              -----------      ---------

Cash Flows From Investing Activities:
  Change in restricted cash                                      (53,554)             -
  Purchases of property and equipment                           (216,036)      (116,493)
  Proceeds from sale of available-for-sale securities            287,411        236,438
  Decrease in cash due to deconsolidation of Digital River             -       (799,721)
                                                              -----------      ---------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       17,821       (679,776)
                                                              -----------      ---------

Cash Flows From Financing Activities:
  Net change in revolving line of credit                          15,625       (108,347)
  Stock options exercised, net                                   227,920              -
  Dividends paid                                                (200,000)      (135,745)
                                                              -----------      ---------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       43,545       (244,092)
                                                              -----------      ---------
        NET INCREASE (DECREASE) IN CASH                           17,937       (805,515)

Cash At Beginning Of Period                                          300        898,558
                                                              -----------      ---------

Cash At End Of Period                                            $18,237        $93,043
                                                              -----------      ---------
                                                              -----------      ---------

Supplemental cash flow information:
  Cash paid for interest                                         $75,895        $78,971



See accompanying notes to consolidated financial statements.

                                 TECH SQUARED INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 SEPTEMBER 30, 1998



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K.


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

During the nine month period ended September 30,1998, Digital River completed various private placements and an initial public offering of its common stock which resulted in net proceeds of approximately $36,307,000 and issuance of 6,492,000 new shares of its common stock and 1,500,000 new shares of its Series A preferred stock which were converted into an additional 1,000,000 shares of common stock upon completion of Digital River's public offering. For the three and nine month periods ended September 30, 1998, the Company recorded gain on issuance of stock by Digital River of approximately $2,509,000 and $4,374,000 respectively, net of deferred income taxes, which was recorded as an adjustment to stockholder's equity. The impact of the issuance of the additional shares resulted in a reduction in the Company's effective ownership of Digital River from approximately 35% at December 31, 1997 to approximately 19% as of August 1998. As a result, beginning August 12, 1998, the Company is accounting for its investment in Digital River as available-for-sale securities, which are valued at $8.75 per share, the closing market price on September 30, 1998.

Summarized unaudited condensed financial information of Digital River is as follows: (In 000's)

     BALANCE SHEET INFORMATION

                                              SEPTEMBER 30,      DECEMBER 31,
                                                   1998              1997
                                              -------------      ------------
          Current assets                         $29,723           $  2,126
          Total assets                            32,961              3,616
          Current liabilities                      3,616              1,076
          Stockholders' equity                   $29,345           $  2,540

     OPERATING INFORMATION


                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                           SEPTEMBER, 30                 SEPTEMBER 30,
                                        1998            1997          1998           1997
                                      --------        --------      --------       --------
          Sales                        $5,758         $  683        $11,504         $1,144
          Cost of product sold and
          operating expenses            9,967          1,631         21,215          3,287
          Interest income, net            269             26            419             45
          Net loss                    ($3,940)       ($  922)      ($ 9,292)       ($2,098)


NOTE 4 - COMPREHENSIVE INCOME

During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company has adopted SFAS No. 130 beginning in 1998. Other comprehensive income, net of deferred taxes, for the three and nine month periods ended September 30, 1998 was approximately $13,936,000 and $13,887,000, respectively, compared to ($182,000) and ($212,000) for the same periods of 1997. Other comprehensive income was comprised of changes in the market value of the available-for-sale securities and the investment in Digital River.


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

The Company through its DTP Direct catalog sells computer and peripheral products targeted at the graphic arts market, which currently employs primarily Apple Macintosh related products. In May 1998, the Company launched a new catalog, Net Direct, which is directed at developers of internal corporate intranet and external Internet sites. The Company also markets through direct marketing channels and to value added resellers.

The following table is a summary of the operating results for Tech Squared Inc. consolidated and Tech Squared Inc., excluding Digital River, for the three and nine month periods ended September 30, 1998 and 1997, respectively:


                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER, 30               SEPTEMBER 30,
                                        1998          1997          1998            1997
                                     ----------    ----------    ----------      ----------
Net income/(loss) - Tech Squared
Consolidated                        ($982,000)     ($210,000)   ($2,529,000)     ($711,000)
          Per Share                    ($0.09)        ($0.02)        ($0.23)        ($0.07)
Net income/(loss) - Tech Squared
(excluding Digital River)           ($612,000)      $107,000      ($700,000)      $186,000


RESULTS OF OPERATIONS

NET SALES

Net sales for the Company's third quarter ended September 30, 1998 totaled $9,721,000 compared to $8,973,000 for the corresponding period of 1997, an increase of 8.3%. Sales to DTP Direct catalog customers increased $907,000, a 15.3% increase over the same period last year which is primarily due to an increase in computer system sales. Total computer system sales dollars for the third quarter increased 60.0% over the same period a year ago. Sales through the Company's distribution business decreased $669,000 during the third quarter of 1998, a decrease of 22.4% compared to the same period last year. The decrease was mainly attributable to the elimination of Macintosh clone system sales. There were no Macintosh clone system sales in the third quarter of 1998, compared to $570,000 for the same period of 1997. Sales to Net Direct catalog customers, the Company's network-focused catalog which was launched in May 1998, contributed $511,000 to the third quarter sales. Net sales for the first nine months of 1998 totaled $27,816,000 compared to $27,421,000 for the same period of 1997.

Fluctuations in the Company's net sales from period to period can be expected due to a number of factors, including the timing of new product introductions by the Company's major vendors and their competitors, seasonal cycles commonly experienced in computer-related industries, and changes in product mix, product pricing and market conditions. In addition, the potential delay of customers' purchase decisions because of uncertainty about the year 2000 issues may have a significant effect on sales. As a result, the operating results for any particular period are not necessarily indicative of the results of any future period.

GROSS PROFIT

Gross profit increased slightly for the quarter ended September 30, 1998. Gross profit for the period was $1,243,000 or 12.8% of net sales compared to $1,123,000 or 12.5% of net sales for the comparable period of 1997. Gross profit for the nine month period ended September 30, 1998 was $3,523,000 or 12.7% compared to $3,275,000 or 11.9% of net sales for the same period in 1997. The Company expects ongoing competitive pressure on gross profit, and, consequently, changes in pricing and product configuration will be necessary in order to remain competitive.


SELLING AND MARKETING EXPENSES

Selling and marketing expenses totaled $817,000 or 8.4% of sales during the quarter ended September 30, 1998, compared to $487,000 or 5.4% of sales during the corresponding period of 1997. For the nine month period ended September 30, 1998, selling and marketing expenses were $2,101,000 or 7.6% of sales versus $1,430,000 or 5.2% of sales for the same period in 1997. This increase was primarily due to an increase in the number of outbound sales consultants from 3 to 12, an increase in net marketing costs related to the development, production and distribution of DTP Direct catalogs, and the costs related to the development, production and distribution of a new catalog, Net Direct. Although the Company believes the potential target market for the Net Direct catalog is substantially larger than that for the DTP Direct catalog, and that the new catalog could provide significant opportunity for revenue growth, there are significant costs and risks associated with the launch of a new catalog including: a completely new target audience, lack of any historical direct marketing data on which to base mailing decisions, competitive forces and new product lines. As a result, the Company believes the launch of the Net Direct catalog will have a negative impact on the profitability of the Company in 1998.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended September 30, 1998 were $734,000 compared to $504,000 for the comparable period of 1997. For the nine month period ended September 30, 1998, general and administrative expenses were $1,782,000 compared to $1,616,000 for the related period of 1997. The increase for the quarter ended September 30, 1998 over the same period of 1997 is attributable to several factors including payroll expense, consulting services and transaction processing fees. The increase in payroll expense is primarily the result of reallocation of personnel within the company.

INVESTMENT INCOME/(LOSS)

The Company recorded investment income/(loss) of ($271,000) for the third quarter of 1998 compared to $1,000 for the corresponding period in 1997. The loss relates to the write off of available-for-sale securities of Cam Designs Inc. On October 21, 1998, Cam Designs Inc. announced that it agreed to have its U.K. companies, which constitute almost all of its operations, placed in receivership because of its inability to secure adequate banking facilities and reduce outstanding debt. Investment income/(loss) for the nine month period ended September 30, 1998 was ($267,000) compared to $36,000 for the comparable period in 1997.

NET INTEREST EXPENSE

Net interest expense for the quarter ended September 30, 1998 was $33,000 compared to $26,000 for the same period in 1997. Interest expense for the nine-month period ended September 30, 1998 was $74,000 compared to $79,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at September 30, 1998, consisted of liquid funds, a revolving line of credit agreement with US Bancorp National Association ("US Bank"), and vendor trade credit lines.

The Company has a Revolving Line of Credit Agreement with US Bank through June 1999. Borrowings under the $2,500,000 agreement are payable on demand, limited by eligible percentages of accounts receivable and inventory and bear interest at the prime rate plus 1.75%. Borrowings under the agreement are secured by substantially all the Company's assets, and are personally guaranteed up to $500,000 by the Company's Chairman. As of September 30, 1998, the Company had unused availability under the line of credit of approximately $679,000 and outstanding borrowings of $781,000.

The Company has a flooring program with a financing company covering up to $625,000 in inventory purchases. The flooring program is secured by a standby letter of credit in the amount of $550,000 issued pursuant to the Company's line of credit with US Bank. The Company uses the flooring program to take advantage of certain programs with its major distributors.

As of September 30, 1998, the Company had a working capital deficit of ($113,000). The working capital has been reduced by approximately $200,000, which represents the current portion of the remaining balance of a dividend declared in April 1995, but not yet paid. The dividend payable is subordinated to the Revolving Line of Credit and the aggregate payout of the dividend cannot exceed $200,000 in any calendar year. In April 1998, the Company paid $200,000 related to the dividend payable to an officer/shareholder.

In anticipation of increasing sales, inventories increased to $2,343,000 as of September 30,1998, from $1,949,000 as of June 30, 1998, and $1,890,000, as of
December 31, 1997. Although inventory levels increased in the third quarter of 1998, inventory turns were 12.3 in the third quarter of 1998, down from 13.8 turns in the second quarter of 1998, but up from 11.9 turns in the fourth quarter of 1997. Capital expenditures totaled $216,000 in the third quarter of 1998 compared to $116,000 in the third quarter of 1997. The increase in capital expenditures in the third quarter of 1998 is primarily due to office renovation and computer system upgrades and enhancements.

The Company believes that funds generated from management of receivable and inventory levels, advances under its line of credit, further expansion of lines with trade creditors, and the cash on hand, will be sufficient to fund its operations through the end of 1998. However, maintaining an adequate level of working capital through the end of 1998 and thereafter depends in part on the success of the Company's sales and marketing efforts and the Company's ability to control operating expenses. In addition, the potential delay of customers' purchase decisions because of uncertainty about the year 2000 issues may have a significant effect on sales. Furthermore, funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability or that future capital infusions will be available.

YEAR 2000 COMPLIANCE

The Company's computer systems and those of third parties with whom it does business will be affected by issues and problems related to changes required as a result of the year 2000 problem ("Y2K"). The Company's two key systems and assets that may be directly impacted by the Y2k issue are its financial and data system and its telephone system. The financial and data system requirements have been assessed and are currently being upgraded and modified to be Y2K compliant. Anticipated rollout and testing of the Y2K compliant system is expected by March 31, 1999. The telephone system is believed to be Y2K compliant, and testing is scheduled for the fourth quarter of 1998. The Company does not anticipate at this time that the cost to modify its systems or the upgrading of its current system to be Y2K compliant will be material to its financial condition or results of operations. Maintenance and modification costs incurred by the Company specifically related to being Y2K will be expensed as incurred and costs of new software (whether purchased or internally developed) will be capitalized and amortized over the useful life of the applicable software.

While the Company has exercised its best efforts to identify and remedy any potential Y2K exposures within its control, certain risks exist with vendors and suppliers which, to a significant extent, are beyond the immediate control of the Company. To date, the Company has not identified any vendors or suppliers who will not be Y2K compliant; however, this analysis is still in process. The Company plans to develop appropriate contingency plans if non-compliant vendors are identified. Failure to achieve timely completion of required modifications or conversions or failure of the third parties with whom the Company has relationships (e.g., vendors, clients, credit card processors) to be Y2K compliant could have a material affect on the financial condition and operations of the Company. The Company, however, is unable to assess disruption that may occur as a result of supplier's and customer's non-compliance. Because the Company markets products manufactured by multiple sources and typically sells the products as 'packages', Y2K problems affecting the Company's vendors may have a significant affect on the Company. In addition, customers may delay purchase decisions because of the uncertainty about Y2K issues.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             None

                            PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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



                              TECH SQUARED INC.





November 12, 1998
                         ----------------------------------------
                          Richard Apple, Chief Executive Officer



                         ----------------------------------------
                          Jeffrey F. Martin, Chief Financial Officer

                                    EXHIBIT INDEX



Exhibit Index       Description
-------------       -----------

27.1                Financial Data Schedule