Form 10-K
period 1998-12-31
TECH SQUARED INC
filed 1999-03-31
CIK 939077

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number: 0-25602


                                TECH SQUARED INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                               41-1591872
       (State of Incorporation)            (I.R.S.Employer Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of MARCH 12, 1999, 11,849,950 shares of Common Stock of the Company were outstanding, and the aggregate market value of the Common Stock of the Company as of that date (based upon the average of the closing bid and asked price of the Common Stock at that date on the OTC Bulletin Board quotation system), excluding outstanding shares beneficially owned by affiliates, was approximately $51,844,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting of Shareholders (the "1999 Proxy Statement"), such 1999 Proxy Statement to be filed within 120 days of December 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

         The Company's primary business focus is on marketing & selling to the businesses in the desktop publishing industry through direct catalog mailings (approximately 72% of total revenues in 1998) and to value added reseller's (VAR's) and other dealers. The Company's sales have been primarily of Apple Macintosh(R) and, to a lesser degree, Microsoft Windows 95/Windows NT/Windows/MS-DOS ("Wintel") compatible products such as (1) microcomputer hardware and peripherals, including desktop computers, printers and printing related devices, video monitors, electronic media, storage devices and memory and (2) software programs primarily related to those utilized in the graphic arts industry from such name brands as Adobe and Quark. Computer sales were approximately 24% and 19% of total sales of its direct catalog ("DTP Direct") sales in 1998 and 1997, respectively. DTP Direct's sales of Apple computers accounted for 97% and 98% of the total computer system sales in 1997 and 1996, respectively.

         In February 1999, the board of directors of Tech Squared authorized the officers of the Company to make investigations and, if appropriate, enter into preliminary negotiations regarding possible changes in the Company's business including, but not limited to, strategic alliances, joint ventures, mergers, sale of the Company's operating business and other alternatives. Such investigation is at a preliminary stage and no prediction can be made as to what, if any, transactions or changes will be effected.

 (b)     BUSINESS OF ISSUER

         Tech Squared is a national direct marketer and distributor of microcomputer hardware and software products primarily for users of Apple Macintosh(R) personal computers as well as for users of IBM compatible personal computers. The Company's sales and marketing efforts are currently targeted
(i) at desktop publishing ("DTP"), graphic arts and pre-press industries through its DTP Direct catalog, (ii) to computer dealers and value-added resellers through its distribution business, and (iii) to developers of internal corporate intranet and external Internet sites and managers of local area networks ("LAN") and wide area networks ("WAN") through its Net Direct catalog. The Company offers popular brand name hardware, software and peripherals from leading vendors such as Adobe, Apple, Epson, GCC, Hewlett-Packard, IBM, Iomega, Kodak, Minolta, Mitsubishi, NEC, Quantum, Quark, Seagate, Sony, SyQuest, Umax Technologies, Umax Computer Corporation and U.S. Robotics.

         The Company markets its products through targeted mailings of its DTP Direct catalog, which is currently produced six times per year and its Net Direct catalog which was launched in 1998 and which is currently produced five times per year. The Company's catalogs, which are mailed throughout the year, include detailed descriptions and full-color photographs of the products sold by the Company. In 1998, the Company mailed approximately 2.3 million DTP Direct catalogs and approximately 1.1 million Net Direct catalogs. The Company also markets its products to its DTP Direct and Net Direct customers and dealers through its sales force using outbound telemarketing, to attract and retain its small to mid-sized business customers.

         In 1998 and 1997, a substantial majority of the Company's net sales were sales of Apple Macintosh-Registered Trademark- compatible products. Apple Macintosh is a registered trademark of Apple Computer. While the Company believes it could diversify its product offerings if its customers desired alternatives, a decline in sales of Apple Macintosh computers or a decrease in the supply of or demand for software and peripherals for such computers could have a material adverse impact on the Company's business. During 1998 the Company continued to expand its Wintel offerings through its Build-to-Order PC program and has increased the variety of its Wintel offerings in other categories primarily through its Net Direct catalog. The Company plans to continue its efforts to expand its Wintel offerings in 1999. Notwithstanding the Company's efforts to expand these offerings, the Company is still substantially dependent on sales of Apple-related products and there is no assurance that the Company will successfully transition enough sales to Wintel-related products to offset any decline in the demand for Apple-related products.

DIRECT MARKETING

         The Company's direct marketing operations are carried out primarily through its DTP Direct catalog and through its recently added Net Direct catalog. DTP Direct markets a broad assortment of DTP and graphics products through a catalog that is currently published six times per year. The Company published its first DTP Direct catalog in April. DTP Direct competes on the basis of price, delivery, depth of product offering and product knowledge. The Company believes that many of its' customers buy from the Company because of the knowledge and expertise that the Company's sales force has developed. Computer sales were approximately 24% and 19% of total sales of its direct catalog ("DTP Direct") sales in 1998 and 1997, respectively. DTP Direct's sales of Apple computers accounted for 97% and 98% of the total computer system sales in 1998 and 1997, respectively.

         The Company developed and launched the Net Direct catalog in the second quarter of 1998. The Net Direct catalog is directed at the developers and managers of intranet/internet websites offering the necessary hardware and software that "webmasters" and LAN and WAN managers require to prepare and maintain websites for corporate and personal use. Although the Company believes the target market for its Net Direct catalog is substantially larger than for its DTP Direct catalog market, and that the Net Direct catalog could provide a significant opportunity for overall revenue growth, there are significant risks associated with the launch and maintenance of such catalog including; a completely new target audience, lack of any historical direct marketing data upon which to base mailing decisions, competitive forces and new product lines. The launch of the Net Direct catalog had a negative impact on profitability of the Company in 1998, and will probably continue to have a negative impact on profitability in 1999 and possibly beyond.

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

         The Company's Distribution Business focuses primarily on the Desktop Publishing market and expertise in storage devices, which has allowed the Company to identify many smaller dealers and VARs. Sales and marketing activities in the Distribution Business include outbound telemarketing activities to the Company's dealer customer list and a fax and e-mail broadcast system used to update dealers on current pricing and special offers.

         Historically, storage devices have been the largest category of peripheral device sold by the Company's Distribution Business. Beginning in late 1995 the Company began broadening the products sold to its dealers and increasing its customer base. As a result of Apple's decisions to stop licensing its Mac operating system ("OS") to clone manufacturers and limit distribution of its computer systems to a few large distributors, the Company's distribution business experienced a significant reduction in computer systems sales in 1998. The Company has its own private brand of storage device products marketed under the "NuDesign-TM-" name. These products have historically been sold primarily to the Company's mass merchant retail customers. In late 1995, the Company significantly reduced its sales and marketing activities targeted towards these mass merchant customers because of the high cost of doing business with them and because of increasing downward pressure on gross margins. Sales to these mass merchant customers in 1996 were nominal and were nonexistent in 1997 and 1998.

PURCHASING

         The Company purchases from approximately 700 vendors, which includes direct purchases from manufacturers and from distributors. In 1998, approximately 46% of the Company's total purchases were from distributors compared to approximately 27% in 1997 and 20% in 1996. The increase is primarily due to two factors. The first factor is the elimination of Mac OS clone systems that were purchased directly from Umax Computer Corporation ("UCC") which resulted in increased purchases of Apple computer systems from distributors. Additionally, several manufacturers including Iomega and Seagate discontinued selling to the Company directly, consequently these products were instead purchased mostly through distributors. The Company does not maintain any long-term purchase or supply contracts with any of its vendors instead purchasing primarily on a purchase order basis. In order to meet customer's needs for product the Company has continued to focus on drop shipments sent directly to the customers from participating distributors and vendors. This allows the Company to reduce freight expense as well as compete with larger competitors as to product availability and diversification.

         In 1998 and 1997, sales of products purchased from Ingram Micro accounted for approximately 24% and under 10%, respectively, of total sales. Sales of products purchased from UCC accounted for approximately 13% and 12% of total sales in 1997 and 1996, respectively. During 1997, Apple Computer announced its intention to stop licensing the Mac OS to clone manufacturers, and accordingly UCC stopped shipping Apple clones in the second quarter of 1998. In 1997 the Company began shifting its Mac OS CPU sales to Apple, and in the second half of 1998, the Company moved exclusively to Apple for Mac OS CPU sales. There can be no assurance that any Company supplier will remain in business or that they will be able to fulfill the Company's supply requirements or its supply schedule. Any inability to do so by such suppliers or the Company's inability to locate other suppliers could have a material adverse effect on the Company.

         The Company's suppliers make funds available to the Company to promote and increase sales of their products. The Company typically receives price protection should a vendor subsequently lower its price.

COMPETITION

DIRECT MARKETING

         A substantial number of companies, both large and small, compete in the retail and wholesale computer industry. Rapid technological advances in hardware and software, short product life cycles, and continuing downward pressure on product prices and margins characterize the industry.

         A growing segment of the retail computer industry involves sales of computer hardware and software via the Internet. Companies engaged in such sales are increasingly becoming a significant competitive factor because they typically sell their products at lower margins than traditional direct marketing companies. Additionally, the websites of these companies are readily available to most consumers for price comparisons causing further price pressure.

         The Company's DTP Direct and Net Direct catalogs compete with consumer electronic and computer retail stores, including superstores, and other direct marketers of software and computer-related products, and, to a lesser degree, direct marketing efforts to sell microcomputer hardware, software and peripherals through the Internet. Additionally, the Company competes with other direct marketing companies. Some of the catalogs within this channel include:
CDW, Creative Computers' MacMall, MacConnection, MacWAREHOUSE, MicroWAREHOUSE, Multiple Zones, PC Connection and CompUSA Direct.

DISTRIBUTION BUSINESS

         Competition for the Company's Distribution Business comes primarily from the largest distributors whose general scale of operations supports competitive pricing for desktop publishing products without need for specialization. These major distributors and competition include but are not limited to Gates/Arrow, Ingram Micro, Merisel, Pinacor and Tech Data. The principal factors on which competition is based in this market are price, product availability, delivery time and the willingness of the distributor to extend credit to the reseller.

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

BRANDED PRODUCTS

         The Company assembles and markets products under several brand names. All branded products are assembled at the Company's Edina, Minnesota headquarters. Assembling operations consist of final assembly, testing and formatting of storage devices into external storage devices which can be "plugged-in" to an Apple Macintosh computer, as well as upgrades to CPU's. A summary of the brands that the Company offered in 1998 is as follows:

         MIRROR. The Company acquired the rights to the Mirror product line in 1994. The Company currently markets storage devices under the "Mirror" name. Mirror branded products are sold primarily through direct channels with emphasis on sales through the DTP Direct catalog.

         NUDESIGN PRO. In 1995, the Company introduced a line of hot swappable storage systems using the NuDesign PRO brand name. These products are targeted and sold primarily through the Company's DTP Direct and Net Direct catalogs and through its Distribution Business.

RETURN POLICY

         Certain products identified as such in the Company's DTP Direct catalog, including tape drives, hard drives, optical drives, and CD-ROM drives may be returned within 30 days from the date shipped by the Company for a full refund of the purchase price excluding original shipping charges. Returned product must be in like new condition, in original packing, complete with all warranty cards, manuals, cables and other materials as originally shipped, and must not be modified or damaged. After 30 days from shipment, it is the Company's policy to not give credit or refunds. The Company attempts to return all products back to the manufacturer or distributor from which the product was purchased. If the Company is unsuccessful in returning the product to the respective manufacturer or distributor it is forced to sell at a reduced price or discard the equipment. Provisions are made currently for estimated product returns expected to occur under the Company's return policy and for which it may not be able to return to the manufacturer or distributor.

DIGITAL RIVER, INC.

         In December 1995, the Company's wholly-owned subsidiary, MacUSA, was granted, by Joel Ronning, the majority shareholder and Chairman of the Board of Directors of the Company, an option, exercisable through December 31, 2000 (the "Digital River Option") to acquire 3,200,000 (post-split) shares (the "Digital River Shares") of Digital River, Inc., a Minnesota corporation ("Digital River") which was then privately held. At that time, such shares represented approximately 60% of the outstanding common of Digital River.

         Digital River conducted its initial public offering in August 1998. Prior to such offering, the Company's ownership percentage of Digital River had been reduced to approximately 23%. Upon completion of such offering, the Company's ownership percentage was reduced to approximately 19%. Since such offering, Digital River's shares have been traded on the Nasdaq stock market under the symbol "DRIV."

           In December 1998, the Company participated in Digital River's secondary offering by exercising and selling 200,000 shares of the Digital River Option realizing net proceeds of $4,430,000. The Company continues to hold an option to purchase 3,000,000 shares, which would represent ownership of approximately 15% of Digital River as of March 15, 1999. The option is not transferable and the balance is exercisable at any time through December 31, 2000 for total consideration of $0.93 (ninety-three cents). During the term of the option, Mr. Ronning has agreed to vote the Digital River Shares at the direction of the Company's Board of Directors. As additional consideration, the Company has agreed to reimburse Mr. Ronning for any tax liability incurred in connection with the transfer of the Option or the shares of Digital River stock issuable upon the exercise thereunder.

         The Digital River Shares are subject to the provisions of the Fujitsu Modification Agreement dated December 11, 1997 (the "Modification Agreement"), between Mr. Ronning, Fujitsu Limited, a company organized under the laws of Japan ("Fujitsu"), Digital River Inc., and MacUSA (collectively, the "Parties"). Pursuant to the terms of the Modification Agreement, the Parties agreed to terminate previous agreements entered into in connection with an investment by Fujitsu in Digital River and entered into the Modification Agreement. Under the terms of the Modification Agreement, MacUSA remains a party to the agreement to the extent that Mr. Ronning may transfer all shares of Digital River Inc. he owns, along with any and all rights related thereto pursuant to the agreement or otherwise to MacUSA, Inc., or Tech Squared Inc.

         The following summary of the business of Digital River is extracted from the Form 10K filed by Digital River on March 19, 1999: Digital River is a leading provider of comprehensive electronic commerce outsourcing solutions to software publishers and online retailers. Digital River has developed a technology platform that allows it to provide a suite of electronic commerce services to its software publisher and online retailer clients, including electronic software delivery ("ESD"). Digital River also provides data mining and merchandising services to assist clients in increasing Internet page view traffic to, and sales through, their Web stores. Rather than maintaining its own branded Web store that would compete with its clients, Digital River provides an outsourcing solution that allows its clients to promote their own brands while leveraging Digital River's investment in infrastructure and technology. As of March 5, 1999, Digital River had contracts with 1,621 software publisher clients and 1,174 online retailer clients, including Corel Corporation, Cyberian Outpost, Inc., Lotus Development Corporation, Micro Warehouse, Inc., Network Associates, Inc., Symantec Corporation, Kmart Corporation,

CompUSA, Inc. and Wal-Mart Stores, Inc., and maintained a database of more than 100,000 software products from its various software publisher clients, including more than 30,000 software titles and more than 70,000 digital images and fonts. Through March 5, 1999, Digital River had completed more than 610,000 transactions for more than 490,000 unique end-users.

         Digital River's proprietary commerce network server ("CNS") technology serves as the platform for Digital River's solutions. The CNS incorporates custom software applications that enable ESD, Web store authoring, fraud prevention, export control, merchandising programs and online registration, and features a database of more than 100,000 software products. Using its CNS platform, Digital River creates Web stores for its clients that replicate the look and feel of each client's Web site. End-users enter the client site and are then seamlessly transferred to Digital River's system. End-users can then browse for products and make purchases online, and, once purchases are made, Digital River delivers the products directly to the end-user, primarily through ESD. Digital River also provides transaction-processing services and collects and maintains critical information about end-users. This information can later be used by Digital River's clients to facilitate add-on or upgrade sales and for other direct marketing purposes. Digital River actively manages direct marketing campaigns for its clients, and also delivers purchase information and Web store traffic statistics to its clients on a regular basis.

         The shares of Digital River common stock are registered with the Securities and Exchange Commission under the Securities Act of 1934 and Digital River files reports with the Securities and Exchange Commission pursuant thereto. Further information regarding Digital River can be obtained from such reports, which are available from the Commission's EDGAR database at www.sec.gov.

PATENTS AND TRADEMARKS

         The Company has obtained a registered and protectable mark on the name "Tech Squared-Registered Trademark-" from the U.S. Patent and Trademark Office. The Company also uses and claims rights to the names "Mirror-TM-", "NU Design-TM-", "NU Design Pro-TM-", "DTP Direct-TM-" and "Net Direct-TM-" to identify its products and services. Except with respect to "Tech Squared", the Company has not filed trademark registration applications or obtained registered and protectable marks on any of the foregoing names. There can be no assurance that any application, if filed, will result in the receipt of a registered and protectable mark.

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

NON-OPERATING ASSETS

         In addition to the Digital River Shares, The Company owns certain assets that are not related to its core operations, or to its future operating plans. A brief summary of these assets is as follows:

         CAM DESIGNS, INC. The Company owns shares of Cam Designs, Inc., ("CAM Designs") common stock (the "Cam Designs Shares"). Cam Designs, a Delaware corporation, is the parent company of MGA Holdings Ltd., a United Kingdom corporation ("MGA") which shares are virtually all of the assets of Cam Designs. MGA designs and engineers prototypes and tools for the automobile and aerospace industries. Cam Designs' common stock is quoted on the NASDAQ National Market under the symbol "CMDA." During the first quarter of 1998, the Company sold a portion of the Cam Design Shares resulting in realized gains of approximately $5,000. On

October 21, 1998, Cam Designs Inc. announced that it had agreed to have MGA placed in receivership because of its inability to secure adequate banking facilities and reduce outstanding debt. The value of the remaining shares of Cam Designs was reduced to zero.

         MINING PROPERTIES The Company owns certain land or mining rights to land in two different areas in Montana, known to have historically produced gold and silver from mining operations. See "ITEM 2 Description of Property." The Company sold a portion of the property located near Virginia City, Montana in December 1998. The total remaining land area either owned or leased by the Company is approximately 1,900 acres. The Company intends to continue soliciting offers for the remaining property, and does not intend to further develop these mining properties because it believes the cost and risks involved would be significant. The Company wrote down the value of the remaining assets by $538,000. See "ITEM 3. Legal Proceedings - Hanover Gold Litigation".

EMPLOYEES

         The Company employs approximately 100 people, all of whom are located at the Company's headquarters in Edina, Minnesota. There are approximately 50 employees in sales, marketing, technical support and customer service, and the remaining employees are in operations and corporate administration.

RISK FACTORS

        In evaluating the Company and its business, you should carefully consider the following risk factors as well as all of the information contained in this report. The following risk factors are not exhaustive. In addition to the factors discussed in this annual report, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; significant changes in the consumer demand for computers and requirements related to relative platforms such as Apple vs. Wintel; competitive factors such as rival computer and peripheral product sellers and price pressures; availablity of vendor products at reasonable prices; inventory risks due to shifts in market demand; and other risks represented from time to time in reports filed by the Company with the Securities and Exchange Commission, including this Form 10-K.

LOSSES

         The Company has incurred losses from operations in 1996 and 1998 and net losses during each of 1996, 1997 and 1998. The Company expects losses from operations to continue for the foreseeable future.

RISKS RELATED TO NEW LINE OF BUSINESS

         The Company's recently-launched Net Direct catalog involves significant risks including a completely new target audience, lack of any historical direct marketing data upon which to base mailing decisions, competitive forces, and new product lines. The launch of the Net Direct catalog had a negative impact on the Company's profitability in 1998 and will likely continue to have a negative impact on profitability in 1999 and, possibly, beyond.

RISKS RELATED TO DIGITAL RIVER

         The Company's net worth is substantially tied to the market price of Digital River common stock. At December 31, 1998, over 90 percent of the Company's assets, as shown on its balance sheet, consisted of its investment in Digital River. The stock of Digital River has been subject to significant volatility in the public market since Digital River's initial public offering in August 1998. The Company's investment in Digital River is at-risk and subject to such volatility.

         The shares of Digital River beneficially held by the Company represent approximately 15 percent of the outstanding common stock of Digital River. As a result, such shares are subject to restrictions on transferability, both legal and market-imposed. If the Company were to attempt to liquidate its investment in Digital River, it would likely cause the trading price of Digital River common stock to decline significantly.

         The Company's investment in Digital River is also subject to all of the risks associated with the business of Digital River, as published or announced by Digital River from time to time, including those set forth in Digital River's filings with the Securities and Exchange Commission, such as its recently-filed Form 10K.

         The Company is also subject to a significant tax liability upon any sale of shares of Digital River common stock. The distribution of shares of Digital River common stock to the shareholders of the Company would likely be treated as a sale, subjecting the Company to significant tax liability for such a distribution. Accordingly, the Company's ability to realize any profit from the exercise of its option to acquire Digital River shares and sell such shares would be subject to a significant reduction by such taxes.

CONTINUED DEVELOPMENT OF ELECTRONIC COMMERCE AND INTERNET INFRASTRUCTURE DEVELOPMENT

         An increasing portion of sales are made over the Internet in part because of the growing use and acceptance of the Internet by end-users. This growth is a recent development. No one can be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Sales of computer-related products over the Internet do not currently represent a significant portion of overall computer product sales. Growth of Internet sales is dependent on potential customers using the Internet in addition to traditional means of commerce to purchase products. The Company cannot accurately predict the rate at which they will do so.

COMPETITION

         The Company is subject to significant competition from a number of companies, both large and small. Further, recent technological advances, shorter product life cycles, and increased sales via the Internet subject the Company to further risk and continuing downward pressure on product prices and margins. Many of the Company's competitors have significantly greater resources, access to manufacturers, purchasing power and name recognition than the Company. Some competitors, including an increasing number of Internet retailers, are now marketing their products at or below cost. There can be no assurance the Company will be able to compete effectively.

PRIVACY CONCERNS WITH RESPECT TO LIST DEVELOPMENT AND MAINTENANCE

         The Company mails catalogs and sends electronic messages to names in its proprietary customer database and to potential customers whose names are obtained from rented or exchanged mailing lists. World-wide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny. Any domestic or foreign legislation enacted limiting or prohibiting these practices could negatively affect the Company's business, financial condition and results of operations.

MANAGEMENT INFORMATION SYSTEMS

         The Company depends on the accuracy and proper use of its management information systems. Many of the Company's key functions depend on the quality and effective utilization of the information generated by its management information systems, including: - its ability to manage its inventory and accounts receivable collections; - its ability to purchase, sell and ship its products efficiently and on a timely basis; - its ability to maintain its operations. These systems require continual upgrades to most effectively manage the Company's operations and customer data base.

CHANGES IN MANAGEMENT

         The Company has experienced several changes in its management over the last year. Such changes could have a negative impact on the Company's ability to conduct business effectively and to compete.

CONTROL BY MANAGEMENT

         The Company's executive officers and directors currently beneficially own over 50% of the outstanding Common Stock of the Company. Accordingly, the Company's management is able to exercise substantial control over the election of directors and over the operations of the Company. This concentration of ownership could also have the effect of delaying, deferring or preventing a change in control of the Company or effecting a change in control, which may not be favored by the Company's other shareholders.

VOLATILITY OF STOCK PRICE

         The technology sector of the United States stock market, and particularly the group of Internet-related stocks within this sector, has experienced substantial volatility in recent periods. The value of our common stock is influenced by numerous conditions that impact the technology sector or the stock market in general, whether or not such events relate to or reflect upon our operating performance.

REDUCTIONS IN INCENTIVE PROGRAMS, SHIFTING OF INVENTORY RISK

         The Company acquires products for resale both directly from manufacturers and indirectly through distributors and other sources. Many of these manufacturers and distributors provide us with incentives such as supplier reimbursements, price protection payments, rebates and other similar arrangements. The increasingly competitive computer hardware market has already resulted in reduction and/or elimination of some of these incentive programs. For example, Apple has initiated a number of restrictions on resellers, including: - more restrictive price protection and other terms; and - reduced advertising allowances and incentives. Additionally, manufacturers are limiting return rights and are also taking steps to reduce their inventory exposure by supporting "build to order" programs authorizing distributors and resellers to assemble computer hardware under the manufacturers' brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like the Company which could negatively impact its business, financial condition and results of operations. In addition, certain Wintel manufacturers including Compaq Computer Corp. have recently expanded their direct sales efforts. The continuing impact of these matters may adversely affect the Company's business, financial condition and results of operations.

SEASONALITY

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

Y2K RISKS

         The Company's computer system, and those of third parties with whom it does business, will be affected by issues and problems related to changes required as a result of the year 2000 problem ("Y2K"). The Company has identified and is undertaking certain modifications or conversions to make its systems Y2K compliant. While the Company has exercised its best efforts to identify and remedy any potential Y2K exposures within its control, certain risks exist with vendors and suppliers which, to a significant extent, are beyond the immediate control of the Company. Failure to achieve timely completion of required modifications or conversions or failure of the third parties with whom the Company has relationships to be Y2K compliant could have a material affect on the financial condition and operations of the Company. In addition, customers may delay purchase decisions because of the uncertainty about Y2K issues.

LACK OF LONG-TERM PURCHASING AGREEMENTS

         The Company does not maintain any long-term purchase or supply contracts with any of its vendors instead purchasing primarily on a purchase order basis. No assurance can be given that the Company will be able to purchase needed inventory at favorable prices when needed to meet sales commitments.

RETURNS

         The Company's policies provide that some products may be returned within 30 days for a full refund. The Company attempts to return all products back to the manufacturer or distributor from which the product was purchased. If the Company is unsuccessful in returning such products to the respective manufacturer or distributor, the Company may incur a loss on such transaction.

RELIANCE ON APPLE/TRANSITION TO WINTEL

         The Company's sales of Apple computers accounted for 92% and 98% of the total computer system sales in 1998 and 1997, respectively. The Company plans to continue its efforts to expand its Wintel offerings in 1999. Notwithstanding the Company's efforts to expand these offerings, the Company is still substantially dependent on sales of Apple-related products and there is no assurance that the Company will successfully transition enough sales to Wintel-related products to offset any decline in the demand for Apple-related products. Also, while the Company believes it could diversify its product offerings if its customers desired alternatives, a decline in sales of Apple Macintosh computers or a decrease in the supply of or demand for software and peripherals for such computers could have a material adverse impact on the Company's business.

GOVERNMENT REGULATION

         The Company currently collects Minnesota sales tax on sales made within the State of Minnesota. Various states have attempted to impose on direct marketers, the burden of collecting use taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose use tax collection obligations on an out-of state mail order company whose only contact with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. If legislation is passed to overturn the United States Supreme Court's decision, the imposition of a use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer, and could have a material adverse effect on the Company.

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

INCREASES IN POSTAGE, SHIPPING AND PAPER COSTS

Increases in postal or shipping rates and paper costs could significantly impact the cost of producing and mailing our catalogs and shipping customer orders. Postage prices and shipping rates increase periodically and we have no control over future increases. The United States Postal Service recently increased postal rates. Paper prices historically have been cyclical and we have experienced substantial increases in the past. Significant increases in postal or shipping rates and paper costs could adversely impact our business, financial condition and results of operations, particularly if we cannot pass on such increases to our customers or offset such increases by reducing other costs. In addition, strikes or other service interruptions by the postal service or third party couriers, such as Federal Express, could undermine our ability to deliver products on a timely basis.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located at 5198 West 76th Street, Edina, Minnesota 55439. The Company leases approximately 31,000 square feet of office and warehouse space. The lease for the location expires on June 30, 1999 and the total monthly rent is approximately $18,000.

         Digital River currently occupies approximately 7,000 square feet of warehouse space at the Company's corporate headquarters. Prior to August 1998, the offices of Digital River were also located in the Company's facilities. The Company bills Digital River for the leased space, and prior to 1999, certain related costs such as direct labor costs, phone services, general liability insurance and janitorial services through an administrative charge. Total charges by the Company to Digital River for administrative expenses were approximately $207,000, $160,000 and $82,000 in 1998, 1997 and 1996, respectively.

         During 1997, the Company began performing fulfillment services for Digital River on physical shipments of products, for which Digital River pays the Company a fulfillment fee. The Company billed Digital River approximately $246,000 and $8,000 for these services in 1998 and 1997, respectively. Digital River has notified the Company that the fulfillment services the Company is providing will be discontinued during the second quarter of 1999.

         The Company owns rights in certain non-operating mining properties primarily in two locations. The Company disposed of a portion of its mining property in December 1998. The total land area still either owned or leased by the Company's Tabor subsidiary includes approximately 1,900 acres. The property, which is in and around the Alder Gulch, near Virginia City, Montana, includes a total of 58 unpatented lode-mining claims and 3 patented lode claims. Tabor also owns a 51% interest in 56-1/2 lode mining claims including 24-1/2 patented and 32 unpatented claims near Rimini, Montana approximately 20 miles southwest of Helena, Montana. See "ITEM 1 Business-- Business of Issuer- Non Operating Assets."

ITEM 3.           LEGAL PROCEEDINGS

         Except as discussed below, there are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or to which any of its property is subject.

HANOVER GOLD LITIGATION

         In 1996, the Company entered into an Asset Purchase Agreement for the sale of substantially all of its mining properties and rights in the Alder Gulch area (the "Property") in exchange for 525,000 shares of Hanover Gold Company, Inc. ("Hanover") common stock (the "Hanover Shares") The Agreement, the Property and 400,000 of the Hanover Shares were to be held in escrow pending completion of a registration statement covering the resale of the Hanover Shares and consent by the Company.

         In October 1996 Hanover filed a registration statement covering the Hanover Shares and filed suit against the Company in the United States District Court Eastern District of Washington. The complaint sought to force the Company to break escrow and release title the Property in exchange for 400,000 Hanover Shares held in escrow, along with certain other damages. The Company filed a counter-claim, which included claims of fraud and violation of securities laws.

         In April 1998, both parties agreed to the dismissal of all claims, counterclaims and cross-claims without prejudice. The Hanover Shares held by the court were returned to Hanover, and the mining claims and rights were returned to the Company.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1998.


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

         The Company's common stock is quoted on the local over-the-counter market and is quoted on the OTC Bulletin Board quotation system under the Symbol "TSQD". The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board. The prices in the table represent prices between dealers, and do not include adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

                 YEAR                                HIGH        LOW
                 ----                                ----        ---
                 1998   Fourth quarter              $3.78      $0.47
                        Third quarter                7.63       1.00
                        Second quarter               4.00       1.44
                        First quarter                2.44       1.38

                 1997   Fourth quarter              $3.88      $0.57
                        Third quarter                0.85       0.36
                        Second quarter               0.43       0.19
                        First quarter                0.69       0.30

HOLDERS

         As of March 12, 1999, there were approximately 157 holders of record of common stock. The Company believes the actual number of beneficial owners is significantly greater than the 157 reported above.

DIVIDENDS

         Tech Squared Inc. has never declared cash dividends on its common stock and management intends to retain any earnings for use in its operations and does not anticipate declaring any cash dividends in the foreseeable future. The Company has 160,000 shares of preferred stock outstanding. The holders of these preferred shares may be entitled to a 12% cumulative dividend that has not been paid since December 1994. The total dividend owing as of December 31, 1998 is approximately $88,000.

         Pursuant to an Agreement and Plan of Merger effective as of May 9, 1995, a wholly-owned subsidiary of the immediate predecessor of the Company merged with and into MacUSA (the "Merger"). Prior to the Merger, MacUSA declared a dividend of $1,188,000 payable to the former shareholders of MacUSA in connection with the conversion of MacUSA from a Subchapter S corporation to a C corporation. The Company paid approximately $261,000 of this dividend during 1995, approximately $201,000 in 1996, approximately $201,000 in 1997 and approximately $200,000 in 1998. The remainder of the dividend payable was paid in February 1999.

SALES OF UNREGISTERED SECURITIES

         During the three-month period ended December 31, 1998 the Company did not sell any of its securities in transactions not registered under the Securities Act of 1933.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                   FOR THE FISCAL YEARS ENDED:
                                                                 -------------------------------
         (IN THOUSANDS)                                          1998(2)      1997(1)       1996
                                                                 ---------    -------       ----
         Net Sales                                                 $38,800    $36,995    $37,387
         Gross Profit                                                4,971      4,467      3,911
         Income/(loss) from operations                               (864)        402      (849)
         Net loss applicable to common shares                        (567)    (1,032)      (651)

         Net income/(loss) excluding Digital River (3)(4)            1,294        344      (203)

         Total assets                                              117,444      7,600      8,620
         Long term debt & long term portion of dividend
           payable to officer / shareholder                             84        298        298
         Redeemable    preferred    stock   12%   cumulative
           Convertible                                                 248        217        198
         Stockholders' equity                                       70,457      2,190      1,214

(1) Beginning January 1, 1997, the Company began to account for its investment in Digital River using the equity method of accounting (see
         Item 7. Management's Discussion and Analysis of Financial Condition). Prior to 1997 Digital River was consolidated with the Company's results.

(2) Beginning August 12, 1998, the Company began to account for its investment in Digital River as "available-for-sale" securities.

(3)      Reflects operating results of the Company excluding Digital River.

(4) The fiscal year ended 1998 includes investment income of $4,047,000 on the sale of 200,000 shares of Digital River stock.


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS

         Certain statements contained in this annual report are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be identified by words such as "will," "maybe," "expects" or "anticipates." In addition to the factors discussed in this annual report, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; significant changes in the consumers demand for computers and requirements related to relative platforms such as Apple vs. Wintel, competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and other risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including this Form 10-K.

         The Company sells computer and peripheral products. The Company's business has historically been targeted primarily at the graphic arts market, which currently includes primarily Macintosh related products. More recently, the Company's business has also been targeted at the intranet and external Internet network markets.

         Prior to 1997, the consolidated financial statements included the accounts of Tech Squared Inc. and its wholly owned subsidiaries (the "Company"), and Digital River, Inc. ("Digital River"), which the Company controlled through its bargain purchase option. As a result of private placements of Digital River common stock in 1997, the Company's ownership percentage of Digital River was reduced from 60% at December 31, 1996 to approximately 35% at December 31, 1997. During 1998, Digital River completed various private placements and an initial public offering of its common stock which resulted in net proceeds to Digital River of approximately $36,300,000 and issuance of 6,500,000 new shares of Digital River common stock. Through August 11, 1998, the date of Digital River's initial public offering, the Company recorded gain on issuance of stock by Digital River of approximately $4,374,000, net of deferred income taxes, which was recorded as an adjustment to stockholders' equity. In December 1998, Digital River completed a follow-on public offering in which Digital River sold 2,200,000 additional shares of common stock and received net proceeds totaling $48,100,000. The Company participated in the follow-on as a selling shareholder by exercising a portion of the Digital River Option and selling 200,000 shares of the Digital River Common Stock. The impact of the issuance of additional shares by Digital River and the exercise and sale of a portion of the Digital River Option by the Company resulted in a reduction in the Company's effective ownership of Digital River from approximately 35% at December 31, 1997 to approximately 15% as of December 31, 1998. As a result, beginning August 12, 1998, the Company is accounting for its investment in Digital River as "available-for-sale" securities, which, as of December 31, 1998 are valued at $35.50 per share, the closing market price on such date.

     The following is a summary of the operating results of Tech Squared Inc. including Digital River for the year ended December 31, 1998, 1997 and 1996, respectively (in 000's, except per share information).

                                                             TECH SQUARED INC.,
                                                          INCLUDING DIGITAL RIVER
                                                        ---------------------------
                                                        1998       1997        1996
                                                        ----       ----        ----
     Net loss applicable to common shares               $(567)   $(1,032)       $(651)
     Net loss per share applicable to common share     $(0.05)    $(0.10)      $(0.06)


     Summarized condensed consolidated financial information for Tech Squared Inc. excluding Digital River operations is as follows (In 000's, except per share information):

       BALANCE SHEET INFORMATION

                                                                  DECEMBER 31,
                                                      ----------------------------------
                                                          1998        1997        1996
                                                          ----        ----        ----
       Current assets                                  $10,254      $5,465      $6,171
       Total assets                                    117,444       6,761       7,490
       Current liabilities                               6,841       4,895       5,945
       Stockholders' equity                             70,457       1,351       1,254

       OPERATING INFORMATION

                                                             YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                         1998        1997        1996
                                                         -----       ----        ----
       Net sales                                       $38,800     $36,995     $37,276
       Operating expenses                                5,835       4,065       4,047
       Net income/(loss)(1)                              1,294         344       (203)
       Per share                                         $0.12       $0.03     $(0.02)

(1) The fiscal year ended 1998 includes investment income of $4,047,000 on the sale of 200,000 shares of Digital River stock.

(a)      RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         The following discussion sets forth information with regard to the results of operations of the Company, not including the results of operation of Digital River. In some prior reports, results of operations included a portion of the operations of Digital River. In August 1998, the Company's deemed ownership percentage of Digital River was reduced below 20% and, since such date, the Company has accounted for its investment in Digital River as available-for-sale securities.

NET SALES

         Net sales for 1998 totaled $38,800,000 compared to $36,995,000 for 1997. The 4.9% increase in sales was mainly attributable to a 5.9% increase in sales to DTP Direct catalog customers through the addition of an outbound sales group and the addition of the Net Direct catalog, which contributed $1,342,000 to net sales. The increases were partially offset by an 8.7% decrease in sales to the Company's distribution customers, which was primarily due to the elimination of Macintosh clone system sales. The Company also experienced a 14.4% reduction in product returns in 1998 compared to 1997 largely due to continued focus and attention Company-wide to product returns and awareness.

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

GROSS PROFIT

         Gross profit for 1998 was $4,971,000 or 12.8% of net sales compared to $4,467,000 or 12.1% of net sales in 1997. Gross profit as a percentage of sales increased in 1998 due to an increase in fulfillment fee revenue and a reduction in variable overhead expenses. The Company expects ongoing competitive pressure on gross margins in 1999 and beyond.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses totaled $3,101,000 or 8.0% of net sales in 1998 compared to $1,883,000 or 5.1% of net sales in 1997. The increase was primarily due to an increase in the number of outbound sales consultants from 3 to 12, an increase in net marketing costs related to the development, production and distribution of DTP Direct catalogs, and the costs related to the development, production and distribution of a new catalog, Net Direct. Although the Company believes the potential target market for the Net Direct catalog is substantially larger than that for the DTP Direct catalog, and that the Net Direct catalog could provide significant opportunity for revenue growth, there are significant costs and risks associated with the launch and maintenance of a new catalog including: a completely new target audience, lack of any historical direct marketing data on which to base mailing decisions, competitive forces and new product lines. The launch of the Net Direct catalog had a negative impact on the profitability of the Company in 1998, and will probably continue to have a negative impact on profitability in 1999 and possibly beyond.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for 1998 were $2,734,000 compared to $2,182,000 for 1997. The increase was attributable to several factors including the reallocation of certain payroll and employee-related expenses, consulting fees related to the enhancement of the

Company's accounting and computer systems, and transaction processing fees and charges from third-party credit card and similar providers.

INVESTMENT INCOME/(LOSS)

         The Company recorded investment income of $3,781,000 in 1998 compared to $27,000 in 1997. In December 1998, the Company recognized investment income of $4,048,000 when it exercised an option to purchase 200,000 shares of Digital River Common Stock and sold such shares in Digital River's follow-on public offering.

         During 1998, the Company recorded net investment loss of $267,000 on available-for-sale securities of Cam Designs Inc. due to Cam Designs Inc. announcing that it had agreed to have its operations placed in receivership because of its inability to secure adequate banking facilities.

LOSSES ON MINING ASSETS

         In December 1998, the Company sold a portion of its mining assets and reduced the book value of the remaining assets by $538,000 to management's best estimate based on the value of consideration received upon such partial sale and an independent appraisal performed in the fourth quarter.

INTEREST EXPENSE, NET

         Net interest expense for 1998 was approximately $97,000 compared to approximately $85,000 in 1997. The increase in interest expense is primarily due to an increase in the average outstanding balance on the Company's line of credit.

INCOME TAXES

         The Company recorded an income tax provision in 1998 of $988,000. There was no income tax provision recorded in 1997.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES

         Net sales for 1997 totaled $36,995,000 compared to $37,387,000 for 1996. The decline in sales was mainly attributable to a 13.5% decline in the Company's distribution sales due to a significant decline in sales of hard drives, optical drives, scanners and media. The decline in sales to the Company's distribution customers was partially offset by an increase in DTP Direct catalog sales of $1,205,000 or 5.2% compared to 1996 levels. Sales from the DTP Direct catalog increased primarily due to an increase in Mac systems sales, printers and graphics software. The Company also experienced a 20% reduction in product returns in 1997 compared to 1996 primarily due to increased focus and attention Company-wide to product returns and awareness.

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

GROSS PROFIT

         Gross profit for 1997 was $4,467,000 or 12.1% of net sales compared to $3,911,000 or 10.5% of net sales in 1996. Gross profit as a percentage of net sales increased in 1997 due to a reduction in inventory obsolescence and to an increase in DTP Direct catalog sales, which generally have a higher margin, as a percentage of total sales. DTP Direct catalog sales gross margins increased from 17.2% in 1996 to 18.1% in 1997.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses totaled $1,883,000 or 5.1% of net sales in 1997 compared to $2,016,000 or 5.4% of net sales in 1996 excluding Digital River selling and marketing expense of $68,000.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for 1997 were $2,182,000 compared to $2,031,000 for 1996. The increase in 1997 was primarily due to an increase in payroll and related costs including the addition of a new President and COO in late 1996.

GAIN ON SALE OF SECURITIES

         Gain on sale of securities for 1997 was approximately $27,000. There was no gain on sale of securities in 1996.

INTEREST EXPENSE, NET

         Net interest expense for 1997 was approximately $85,000 compared to approximately $43,000 in 1996. The increase in interest expense was primarily due to an increase in the average outstanding balance on the Company's line of credit.

INCOME TAXES

         The Company recorded no income tax provision in 1997 or in 1996 due to the availability of net operating loss carryforwards from prior years to offset any tax expense.

(b)      LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity at December 31, 1998, consisted of liquid funds, a revolving line of credit agreement with US Bancorp National Association ("US Bank"), and vendor trade credit lines.

         As of December 31, 1998 the Company had working capital of $3,413,000. At December 31, 1998, such working capital reflected the current portion of a dividend declared but not yet paid to the Company's majority shareholder and Chairman, in the amount of approximately $200,000. The remaining balance of the dividend was paid in February 1999. In December 1998, the Company received proceeds of $4,430,000 on the exercise and sale of 200,000 shares of its Digital River Option.

                  The Company has a Revolving Line of Credit Agreement with US Bank through June 1999. Borrowings under the $2,500,000 line of credit with US Bank are payable on demand, limited by eligible percentages of accounts receivable and inventory and bear interest at the prime rate plus 1.75%. In December 1998, the Company paid down the line of credit, and obtained from US Bank a release of the guarantee by the Chairman. As of December 31, 1998 the Company had unused availability under the discretionary revolving line of credit of approximately $1,685,000 and outstanding borrowings of $7,000.

         The Company has a flooring program with a financing company covering up to $633,000 in inventory purchases. The flooring program is secured by a standby letter of credit in the amount of $560,000 issued pursuant to the Company's line of credit with US Bank. The Company uses the flooring program to take advantage of better programs with its major distributors.

         As of December 31, 1998, inventory levels decreased slightly to $1,784,000 compared to $1,890,000 at December 31, 1997. Capital expenditures totaled $345,000 in 1998 compared to $168,000 in 1997. The increase in capital expenditures in 1998 was primarily due to computer system upgrades and modifications and office renovation.

         The Company believes that funds generated from management of receivables and inventory levels, advances under its discretionary line of credit, further expansion of lines with trade creditors, cash on hand and potential proceeds from the sale of its investments, will be sufficient to fund its operations through the end of 1999. However, maintaining an adequate level of working capital through the end of 1999, and thereafter depends in part on the success of the Company's sales and marketing efforts, the Company's ability to control operating expenses, and the Company's ability to maintain its relationships with its bank and its suppliers. Furthermore, funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability, or those future capital infusions will be available on terms acceptable to the Company, if at all.

YEAR 2000 COMPLIANCE

         The Company's computer system and those of third parties with whom it does business will be affected by issues and problems related to changes required as a result of the year 2000 problem ("Y2K"). The Company's three key systems and assets that may be directly impacted by the Y2K issue are its financial and data system, its telephone system and its voice mail system. The financial and data system requirements have been assessed and are currently being upgraded and modified to be Y2K compliant. Anticipated rollout and testing of the Y2K compliant system is expected in April 1999. The telephone system is believed to be Y2K compliant, and testing is scheduled for the second quarter of 1999. The voice mail system is currently being analyzed to determine the degree of upgrade needed. The upgrade to the voice mail system will be rolled out and tested during the second quarter of 1999. The Company incurred expenses to modify its systems and the upgrading of its current system to be Y2K compliant totaling approximately $35,000 in 1998, and anticipates additional costs of approximately $50,000 in 1999. Maintenance and modification costs incurred by the Company specifically related to Y2K will be expensed as incurred and costs of new software (whether purchased or internally developed) will be capitalized and amortized over the useful life of the applicable software.

While the Company has exercised its best efforts to identify and remedy any potential Y2K exposures within its control, certain risks exist with vendors and suppliers which, to a significant extent, are beyond the immediate control of the Company. To date, the Company has not identified any vendors or suppliers who will not be Y2K compliant; however, this analysis is still in process. The Company plans to develop appropriate contingency plans if non-compliant vendors are identified. Failure to achieve timely completion of required modifications or conversions or failure of the third parties with whom the Company has relationships (e.g., vendors, clients, credit card processors) to be Y2K compliant could have a material affect on the financial condition and operations of the Company. The Company, however, is unable to assess disruption that may occur as a result of supplier's and customer's non-compliance. Because the Company markets products manufactured by multiple sources and typically sells the products as `packages', Y2K problems affecting the Company's vendors may have a significant affect on the Company. In addition, customers may delay purchase decisions because of the uncertainty about Y2K issues.


ITEM 8.           FINANCIAL STATEMENTS

         The balance sheets of the Company as of December 31, 1998 and 1997, and the related statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998 are included in this report on pages F-1 to F-16. The index to the financial statements appears on page F-1. The financial statements were audited by Arthur Andersen LLP, whose related report of independent accountants appears on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                       TECH SQUARED INC. AND SUBSIDIARIES
                         Index To Financial Statements

                                                                             Page
                                                                             ----
Report of Independent Public Accountants                                      F-2
Consolidated Balance Sheets                                                   F-3
Consolidated Statements of Operations                                         F-4
Consolidated Statements of Comprehensive Income (loss)                        F-5
Consolidated Statements of Stockholders' Equity                               F-6
Consolidated Statements of Cash Flows                                         F-7
Notes to Consolidated Financial Statements                                    F-8

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tech Squared Inc.:

We have audited the accompanying consolidated balance sheets of Tech Squared Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech Squared Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                               ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
 February 19, 1999

                      TECH SQUARED INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                               As of December 31

                                                                               1998              1997
                                                                          -------------      -----------
                               ASSETS

Current Assets:
   Cash and cash equivalents                                              $  4,436,276       $      300
   Restricted cash                                                             229,466          143,623
   Available-for-sale securities                                                     -          467,438
   Trade accounts receivable, less allowance
      for doubtful accounts of $365,000 and $180,000, respectively           3,387,907        2,727,883
   Inventories                                                               1,783,905        1,890,480
   Prepaids and other current assets                                           416,666          234,936
                                                                          ------------       ----------
               Total current assets                                         10,254,220        5,464,660

Property and Equipment, net                                                    499,874          346,419

Receivable From Officer/Stockholder                                                  -          201,512

Mining Assets                                                                  190,000          748,276

Investment in Digital River                                                106,500,000          839,202
                                                                          ------------       ----------
                                                                          $117,444,094       $7,600,069
                                                                          ------------       ----------
                                                                          ------------       ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Revolving line of credit                                               $      7,395       $  765,728
   Current maturities of long-term debt                                         15,000           80,000
   Accounts payable                                                          5,008,449        2,816,959
   Accrued compensation and benefits                                           205,156          239,748
   Other accrued expenses                                                    1,404,776          791,743
   Dividend payable to officer/shareholder                                     200,000          200,721
                                                                          ------------       ----------
               Total current liabilities                                     6,840,776        4,894,899

Dividend Payable to Officer/Shareholder                                         83,857          283,136

Long-Term Debt, less current maturities                                              -           15,000

Deferred Income Taxes                                                       39,815,000                -

Redeemable Preferred Stock, 12% cumulative convertible, $1 par value,
   1,000,000 shares authorized; 160,000 shares issued and outstanding          247,744          216,700
                                                                          ------------       ----------
Commitments and Contingencies (Note 7)

Stockholders' Equity:
   Common stock, no par value, 25,000,000 shares authorized;
       11,603,075 and 10,375,037  shares issued and outstanding,
       respectively                                                          3,990,200        3,189,436
   Stock subscription receivable                                              (284,000)               -
   Retained earnings (accumulated deficit)                                   2,894,345         (912,539)
   Unrealized gain (loss) on available-for-sale securities                  63,856,172          (86,563)
                                                                          ------------       ----------
               Total stockholders' equity                                   70,456,717        2,190,334
                                                                          ------------       ----------
                                                                          $117,444,094       $7,600,069
                                                                          ------------       ----------
                                                                          ------------       ----------


The accompanying notes are an integral part of these consolidated balance sheets.

                      TECH SQUARED INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                        For the Years Ended December 31

                                                                 1998              1997                1996
                                                              -----------      -----------        -----------
Net sales                                                     $38,800,270      $36,995,277        $37,386,715

Cost of sales                                                  33,829,265       32,527,878         33,475,525
                                                              -----------      -----------        -----------
               Gross profit                                     4,971,005        4,467,399          3,911,190
                                                              -----------      -----------        -----------
Selling and marketing expenses                                  3,101,205        1,882,729          2,083,961

General and administrative expenses                             2,734,190        2,182,458          2,676,190
                                                              -----------      -----------        -----------
               Total operating expenses                         5,835,395        4,065,187          4,760,151
                                                              -----------      -----------        -----------
Income (loss) from operations                                    (864,390)         402,212           (848,961)

Gain on sale of securities                                      3,780,872           26,646                  -

Loss on mining assets                                            (538,276)               -                  -

Interest expense, net                                             (96,677)         (85,078)           (43,068)

Equity in loss from Digital River                              (1,829,207)      (1,356,370)                 -
                                                              -----------      -----------        -----------
    Income (loss) before income taxes and
      minority interest in losses of Digital
      River                                                       452,322       (1,012,590)          (892,029)

Provision for income taxes                                        988,000                -                  -
                                                              -----------      -----------        -----------
    Loss before minority interest                                (535,678)      (1,012,590)          (892,029)

Minority interest in losses of Digital River                            -                -            275,634
                                                              -----------      -----------        -----------
    Net loss                                                      (535,678)      (1,012,590)         (616,395)

Preferred stock dividends                                          31,045           19,200             35,000
                                                              -----------      -----------        -----------
    Net loss applicable to common shares                      $  (566,723)     $(1,031,790)       $  (651,395)
                                                              -----------      -----------        -----------
                                                              -----------      -----------        -----------
Net loss per common share, basic and diluted                  $     (0.05)     $      (.10)       $      (.06)
                                                              -----------      -----------        -----------
                                                              -----------      -----------        -----------
Weighted average common shares outstanding,
     basic and diluted                                         11,050,724       10,374,870         10,374,870
                                                              -----------      -----------        -----------
                                                              -----------      -----------        -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     TECH SQUARED INC. AND SUBSIDIARIES

            Consolidated Statements of Comprehensive Income (Loss)

                         For the Years Ended December 31

                                                                           1998               1997             1996
                                                                       -----------        -----------       ---------
Net loss                                                               $  (535,678)       $(1,012,590)      $(616,395)
                                                                       -----------        -----------       ---------
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities-
      Unrealized holding gains (losses) arising during the year         67,723,607           (199,917)       (260,000)

      Less- Reclassification adjustment for gains included in
         net loss                                                       (3,780,872)           (26,646)              -
                                                                       -----------        -----------       ---------
Other comprehensive income (loss)                                       63,942,735           (226,563)       (260,000)
                                                                       -----------        -----------       ---------
Comprehensive income (loss)                                            $63,407,057        $(1,239,153)      $(876,395)
                                                                       -----------        -----------       ---------
                                                                       -----------        -----------       ---------


The accompanying notes are an integral part of these consolidated financial statements.

                       TECH SQUARED INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                         For the Years Ended December 31

                                                                                                                  Retained
                                                                          Common Stock              Stock         Earnings
                                                                     -----------------------    Subscription    (Accumulated
                                                                       Shares      Amount        Receivable       Deficit)
                                                                     ----------   ----------    ------------   -------------
Balance, December 31, 1995                                           10,374,870   $3,302,066    $       -      $(1,463,569)
   Net loss                                                                   -            -            -         (616,395)
   Payment for shares to effect Jaguar Group, Ltd. merger                     -     (193,485)           -                -
   Preferred stock dividends                                                  -            -            -          (35,000)
   Final allocation of purchase price to effect Jaguar Group,
      Ltd. merger                                                             -       80,522            -                -
   Net change in unrealized loss on available-for-sale securities             -            -            -                -
                                                                     ----------   ----------    ----------    ------------
Balance, December 31, 1996                                           10,374,870    3,189,103            -       (2,114,964)
   Net loss                                                                   -            -            -       (1,012,590)
   Gain on sale of stock by Digital River                                     -            -            -        2,234,215
   Preferred stock dividends                                                  -            -            -          (19,200)
   Warrants exercised                                                       167          333            -                -
   Net change in unrealized loss on available-for-sale securities             -            -            -                -
                                                                     ----------   ----------    ----------    ------------
Balance, December 31, 1997                                           10,375,037    3,189,436            -         (912,539)
   Net loss                                                                   -            -            -         (535,678)
   Preferred stock dividends                                                  -            -            -          (31,045)
   Payment for options exercised                                      1,228,038      800,764     (284,000)               -
   Gain on sale of stock by Digital River                                     -            -           -         4,373,607
   Net change in unrealized gain on available-for-sale securities             -            -           -                 -
                                                                     ----------   ----------    ----------    ------------
Balance, December 31, 1998                                           11,603,075   $3,990,200    $(284,000)     $ 2,894,345
                                                                     ----------   ----------    ----------    ------------
                                                                     ----------   ----------    ----------    ------------

                                                                       Unrealized
                                                                     Gain (Loss) on
                                                                       Securities         Total
                                                                   -----------------  ------------
Balance, December 31, 1995                                         $   400,000        $ 2,238,497
   Net loss                                                                  -           (616,395)
   Payment for shares to effect Jaguar Group, Ltd. merger                    -           (193,485)
   Preferred stock dividends                                                 -            (35,000)
   Final allocation of purchase price to effect Jaguar Group,
      Ltd. merger                                                            -             80,522
   Net change in unrealized loss on available-for-sale securities     (260,000)          (260,000)
                                                                   -----------        -----------
Balance, December 31, 1996                                             140,000          1,214,139
   Net loss                                                                  -         (1,012,590)
   Gain on sale of stock by Digital River                                    -          2,234,215
   Preferred stock dividends                                                 -            (19,200)
   Warrants exercised                                                        -                333
   Net change in unrealized loss on available-for-sale securities     (226,563)          (226,563)
                                                                   -----------        -----------
Balance, December 31, 1997                                             (86,563)         2,190,334
   Net loss                                                                  -           (535,678)
   Preferred stock dividends                                                 -            (31,045)
   Payment for options exercised                                             -            516,764
   Gain on sale of stock by Digital River                                    -          4,373,607
   Net change in unrealized gain on available-for-sale securities   63,942,735         63,942,735
                                                                   -----------        -----------
Balance, December 31, 1998                                         $63,856,172        $70,456,717
                                                                   -----------        -----------
                                                                   -----------        -----------

The accompanying notes are an integral part of these consolidated financial statements.

                       TECH SQUARED INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                         For the Years Ended December 31

                                                                                       1998              1997              1996
                                                                                   ----------        -----------       ----------
Operating Activities:
   Net loss                                                                        $ (535,678)       $(1,012,590)      $ (616,395)
   Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities-
         Depreciation and amortization                                                174,931            191,737          244,599
         Equity in losses of Digital River                                          1,829,207          1,356,370                -
         Gain on sale of securities                                                (3,780,872)           (26,646)               -
         Minority interest in Digital River                                                 -                  -         (275,634)
         Loss on mining assets                                                        538,276                  -                -
         Change in operating assets and liabilities:
            Trade accounts receivable                                                (660,024)           151,317         (573,104)
            Inventories                                                               106,575             16,066        1,612,822
            Prepaids and other current assets                                        (181,730)           110,787          173,297
            Accounts payable                                                        2,191,490         (1,457,016)        (511,199)
            Accrued compensation and benefits                                         (34,592)            52,098           44,804
            Other accrued expenses                                                    730,033            280,090          (32,865)
                                                                                   ----------        -----------       ----------
               Net cash provided by (used in) operating activities                    377,616           (337,787)          66,325
                                                                                   ----------        -----------       ----------
Investing Activities:
   Change in restricted cash                                                          (85,843)          (143,623)               -
   Purchase of property and equipment                                                (345,012)          (168,016)        (244,047)
   Patents and organization costs                                                           -                  -          (27,964)
   Proceeds from sale of securities                                                 4,709,272            272,646                -
   Proceeds from sale of mining assets                                                 20,000                  -                -
   Decrease in cash due to deconsolidation of Digital River                                 -           (799,721)               -
   Change in officer/stockholder receivable                                           201,512                  -            4,288
                                                                                   ----------        -----------       ----------
               Net cash provided by (used in) investing activities                  4,499,929           (838,714)        (267,723)
                                                                                   ----------        -----------       ----------
Financing Activities:
   Net borrowings (payments) on revolving line of credit                             (758,333)           486,363         (377,277)
   Issuance of common stock, net                                                      516,764                  -                -
   Stock repurchase                                                                         -                  -          (37,500)
   Dividends paid                                                                    (200,000)          (208,120)        (200,730)
   Proceeds from issuance of Digital River long-term debt, net                              -                  -          848,093
                                                                                   ----------        -----------       ----------
               Net cash provided by (used in) financing activities                   (441,569)           278,243          232,586
                                                                                   ----------        -----------       ----------
Increase (decrease) in cash and cash equivalents                                    4,435,976           (898,258)          31,188

Cash and cash equivalents, beginning of year                                              300            898,558          867,370
                                                                                   ----------        -----------       ----------
Cash and cash equivalents, end of year                                             $4,436,276        $       300       $  898,558
                                                                                   ----------        -----------       ----------
                                                                                   ----------        -----------       ----------
Supplemental cash flow information:
   Cash paid for interest                                                          $  112,770        $    93,970       $   50,375
   Cash paid for income taxes                                                               -                  -                -

Noncash Financing Activities:
   Dividends accrued                                                                   31,045             19,200           35,000
   Noncash repurchase of shares                                                             -                  -          178,485
   Stock subscription receivable                                                      284,000                  -                -

Decrease in various accounts upon deconsolidation of Digital River:
   Prepaids and other current assets                                                        -             (8,934)               -
   Property and equipment                                                                   -           (106,617)               -
   Debt issuance costs                                                                      -           (147,413)               -
   Patents and organization costs                                                           -           (133,488)               -
   Convertible debentures                                                                   -           (998,750)               -
   Accounts payable                                                                         -           (142,445)               -
   Other accrued liabilities                                                                -            (93,621)               -

The accompanying notes are an integral part of these consolidated financial statements.

                       TECH SQUARED INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND OPERATIONS

Tech Squared Inc. and its wholly owned subsidiaries (the Company) is a national direct marketer and distributor of microcomputer hardware and software products primarily for users of Apple Macintosh-Registered Trademark- personal computers and IBM-compatible personal computers. The Company's sales and marketing efforts are currently targeted at desktop publishing, graphic arts and prepress industries through its catalog, "DTP Direct," to computer dealers and value-added resellers through its distribution business, and to developers of internal corporate intranet and external Internet sites and managers of local area networks and wide area networks through its "Net Direct" catalog.

Prior to January 1, 1997, the consolidated financial statements included the accounts of the Company and Digital River, Inc. (Digital River), an on-line distributor of software products via the Internet. In December 1995, the Company obtained a bargain purchase option to acquire 3,200,000 shares of Digital River common stock from the Company's majority stockholder and Chairman, representing at the time a 60% ownership in Digital River. The option is not transferable and is exercisable at any time through December 31, 2000 for a total exercise price of $1. During 1997, Digital River converted all of its outstanding debentures and issued additional common stock pursuant to private placements which reduced the Company's effective control from 60% at December 31, 1996 to approximately 35% at December 31, 1997. As a result of the reduction in the Company's ownership percentage, the financial results of Digital River are no longer consolidated with those of the Company. Beginning January 1, 1997, the Company accounted for its investment in Digital River using the equity method of accounting. Digital River sold additional shares of common stock in 1998 through private placements and its initial public offering of common stock. The following amounts were recorded as credits to retained earnings in the accompanying statement of stockholders' equity as a result of the 1997 and 1998 sales of stock by Digital River:

                                                                             Year Ended December 31
                                                                           ---------------------------
                                                                              1998              1997
                                                                           ----------       ----------
            Increase to investment in Digital River                        $6,964,607       $2,234,215
            Deferred income taxes                                           2,591,000                -
                                                                           ----------       ----------
            Gain on sale                                                   $4,373,607       $2,234,215
                                                                           ----------       ----------
                                                                           ----------       ----------

On August 11, 1998, Digital River completed an initial public offering of 3,000,000 shares of common stock. This caused the Company's ownership to decrease to approximately 19%. As of August 12, 1998, the Company began accounting for its investment in Digital River as an available-for-sale security in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is valued at $35.50 per share, the closing market price at December 31, 1998. In December 1998, the Company participated in Digital River's follow-up offering by selling 200,000 shares, further reducing the Company's ownership to approximately 15% as of December 31, 1998.

Digital River had total assets of $80,328,000 and $3,405,000 as of December 31, 1998 and 1997, respectively. For the years ended December 31, 1998, 1997 and 1996, Digital River recorded a net loss of $13,798,000, $3,485,000 and $689,000 on net sales of $20,911,000, $2,472,000 and $111,000, respectively.

Digital River currently occupies approximately 7,000 square feet of warehouse space at the Company's corporate headquarters. Prior to August 1998, the offices of Digital River were also located in the Company's facilities. The Company bills Digital River for the leased space, and prior to 1999, certain related costs such as direct labor costs, phone services, general liability insurance and janitorial services through an administrative charge. Total charges by the Company to Digital River for administrative expenses were approximately $207,000, $160,000 and $82,000 in 1998, 1997 and 1996,
respectively.

During 1997, the Company began performing fulfillment services for Digital River on physical shipments of products, for which Digital River pays the Company a fulfillment fee. The Company billed Digital River $246,000 and $8,000 for these services in 1998 and 1997, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

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

Property and equipment consisted of the following at December 31:

                                                                         1998              1997
                                                                      ----------        ----------
        Furniture and equipment                                       $1,551,112        $1,224,304
        Leasehold improvements                                           159,134           140,929
                                                                      ----------        ----------
                                                                       1,710,246         1,365,233
        Less- Accumulated depreciation
           and amortization                                           (1,210,372)       (1,018,814)
                                                                      ----------        ----------
                                                                      $  499,874        $  346,419
                                                                      ----------        ----------
                                                                      ----------        ----------

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment to the customer. Certain product sales to end users are made pursuant to a 30-day cash back refund policy. A reserve for returns is established based on historical trends.

ADVERTISING COSTS

Advertising costs related to mailed direct-response advertising are deferred and charged to expense over the period during which the related sales are expected to occur. The cost of nondirect-response advertising is charged to expense the first time the advertising takes place. The Company uses an accelerated amortization schedule for its "DTP Direct" catalog whereby approximately 90% of the costs are amortized in the first four months and fully amortized by the sixth month. Direct-response-related advertising expense was $1,000,000, $371,000 and $491,000 in 1998, 1997 and 1996, respectively.

INCOME TAXES

Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

NET LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of shares of common stock outstanding during the year. The computation of diluted earnings per common share is similar to the computation of basic loss per common share, except that the denominator is increased for the assumed conversion of convertible securities and the exercise of dilutive options using the treasury stock method. The shares used in computing basic and diluted earnings per share were the same for the years ended December 31, 1998, 1997 and 1996. Options and warrants totaling 4,452,974, 5,661,484 and 6,201,958 were excluded from dilutive earnings per share in 1998, 1997 and 1996, respectively, as their effect is antidilutive.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for reporting and display in the financial statements of net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company has elected to present comprehensive income (loss) as a separate statement in the accompanying consolidated financial statements.

The Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The adoption of the disclosure requirements of SFAS No. 131 had no impact on the Company's consolidated financial statements as there is only one reportable segment.

2.   INVESTMENTS:

The Company acquired the following assets in a merger in 1995 that are not related to its current operations or to its future operating plans.

CAM DESIGNS, INC.

Cam Designs, Inc. (Cam Designs), a Delaware corporation, is the parent company of MGA Holdings Ltd., a United Kingdom corporation which designs, engineers and prototypes tools for the automobile and aerospace industries. During 1998, the Company sold a portion of its holdings of Cam Designs stock, resulting in realized gains of approximately $5,000. In October 1998, Cam Designs announced that its United Kingdom companies were placed in receivership because Cam Designs could not secure adequate bank financing. Due to Cam Designs distressed financial situation, the Company wrote off the balance of the Cam Designs stock during 1998.

During 1997, the Company sold shares resulting in realized gains on sale of Cam Designs common stock of $27,500, less commissions and fees. As part of a settlement agreement, the Company is required to hold shares of Cam Design stock with an escrow agent. The number of escrow shares will be adjusted downward and released from escrow as payments, set forth in the agreement, are made. These shares remain in escrow at December 31, 1998.

MINING ASSETS

The Company holds certain mining properties and rights in the Alder Gulch area of the Virginia City Mining District in southwest Montana, and also near Rimini, Montana. These properties and rights were obtained in a 1995 merger. In December 1998, the Company sold a portion of these assets and reduced the remaining assets to the estimated fair value based upon an independent appraisal performed on the properties.

3. REVOLVING LINE OF CREDIT AND LONG-TERM DEBT:

The Company has a revolving credit agreement with a bank which expires in June 1999. Borrowings under the $2,500,000 line are payable on demand, limited by eligible percentages of accounts receivable and inventory, as defined, and bear interest at the prime rate plus 1.75%. Borrowings under the agreement are secured by substantially all the Company's assets. Borrowings on the line averaged $751,000, $642,000 and $638,000 at average interest rates of 10.10%, 10.25% and 10.25% in 1998, 1997 and 1996, respectively.

Long-term debt consisted of the following at December 31:

                                                           1998         1997
                                                          -------      -------
            Note payable, with interest at 7.5%           $15,000      $95,000
            Less- Current portion                         (15,000)     (80,000)
                                                          -------      -------
                                                          $     -      $15,000
                                                          -------      -------
                                                          -------      -------

The Company has a flooring program with a financing company covering up to $633,000 in inventory purchases. As of December 31, 1998, the flooring program is secured by a standby letter of credit in the amount of $560,000 issued pursuant to the Company's line of credit with the bank.

4.   INCOME TAXES:

As of December 31, 1998, the Company had net operating loss carryforwards [NOL's] of approximately $2.0 million. Certain restrictions caused by the change in ownership could limit annual utilization of the net operating loss carryforwards. The NOL's expire in various years from 1999 to 2007. The Company recorded a full valuation allowance in 1998 and 1997 due to the uncertainty associated with the Company's ability to realize the benefits related to net operating losses generated.


A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows for the years ended December 31:

                                                               1998       1997        1996
                                                             ------       -----      -----
            U.S. statutory rate                                34.0%      (34.0)%    (34.0)%
            State taxes, net of federal benefit                 3.2        (3.2)      (3.2)
            Digital River net losses                          181.2        49.7       20.0
            Increase (decrease) in valuation allowance          -         (12.5)      17.2
                                                              -----       ----        ----
            Effective income tax rate                         218.4%       -   %        -  %
                                                              -----       ----        ----
                                                              -----       ----        ----

Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                                             1998               1997
                                                                         ------------       ----------
            Deferred tax assets:
               Inventories                                               $    114,000       $  159,000
               Accrued expenses and reserves                                  292,000          184,000
               Net operating loss carryforwards
                  and credits                                                 853,000          999,000
               Investments                                                    664,000          684,000
                                                                         ------------       ----------
                                                                            1,923,000        2,026,000
               Deferred tax valuation allowance                            (1,183,000)      (1,183,000)
                                                                         ------------       ----------
            Total deferred tax assets                                         740,000          843,000
                                                                         ------------       ----------
            Deferred tax liabilities:
               Depreciation and other                                        (106,000)         (12,000)
               Investment in Digital River                                (40,449,000)        (831,000)
                                                                         ------------       ----------
            Total deferred tax liabilities                                (40,555,000)        (843,000)
                                                                         ------------       ----------
            Net deferred tax liability                                   $(39,815,000)      $        -
                                                                         ------------       ----------
                                                                         ------------       ----------

5.       STOCK OPTIONS AND WARRANTS:

MACUSA PLAN

In 1995, the Company's stockholders approved the MacUSA 1995 Stock Option Plan (the MacUSA Plan), reserving and granting options for 2,870,016 shares of the Company's common stock. Options granted under the MacUSA Plan have been granted at the current market price on the date of grant. Such options generally vest six years from the date of grant and may vest earlier in the event certain targeted net income is achieved. At December 31, 1998, 199,996 of these options remain outstanding.

TECH SQUARED INC. 1995 STOCK OPTION PLAN

In December 1995, the Company's board of directors approved the Tech Squared Inc. 1995 Stock Option Plan (the 1995 Plan) and reserved 2,500,000 shares for future grant. In July 1997, the Company's board of directors approved an increase to the maximum number of shares available for grant under the 1995 Plan to 4,000,000 shares, subject to shareholder approval. Options granted under the 1995 Plan are granted at not less than the current market price on the date of grant, cannot remain outstanding for over ten years and generally become exercisable over a period of four years. Options outstanding under the 1995 Plan totaled 2,642,000, 3,600,500 and 2,425,000 in 1998, 1997 and 1996, respectively.
As of December 31, 1998, 373,857 options in the Plan remain to be granted.

1995 NON-EMPLOYEE DIRECTOR OPTION PLAN

Also in December 1995, the Company's board of directors approved the Tech Squared Inc. 1995 Non-Employee Director Option Plan (the Plan), reserving 350,000 shares of stock for future grant. The Plan allows each director to be granted options for up to 60,000 shares, exercisable at the share price on the date of issuance. These options vest over a two-year period and remain exercisable for a period of seven years. Of previously granted shares, 140,000 remain outstanding pursuant to the Plan as of December 31, 1998.

A summary of the Company's various stock option plans at year-end, with changes during the year then ended, is as follows (see Notes 10 and 12):

                                       1998                     1997                     1996
                                -------------------      -------------------      --------------------
                                           Weighted                 Weighted                 Weighted
                                           Average                   Average                 Average
                                           Exercise                 Exercise                 Exercise
                                  Shares     Price        Shares     Price         Shares     Price
                                --------- ---------      --------- ----------     --------- ---------
Outstanding, beginning
   of year                      5,661,484   $0.89        6,201,958   $1.18        6,974,468   $1.27
      Granted                   1,561,500    1.54        1,354,000    0.75        1,602,500    0.75
      Exercised                (1,228,038)   0.78                -    -                   -    -
      Forfeited/
         canceled              (1,541,972)   1.08       (1,894,474)   1.72       (2,375,010)   0.75
                               ----------   -----        ---------   -----       ----------   -----
Outstanding,
   end of year                  4,452,974   $1.06        5,661,484   $ .89        6,201,958   $1.18
                               ----------   -----        ---------   -----       ----------   -----
                               ----------   -----        ---------   -----       ----------   -----

Exercisable,
   end of year                  2,784,838   $0.83        2,002,366   $ .99        3,066,958   $1.51
                               ----------   -----        ---------   -----       ----------   -----
                               ----------   -----        ---------   -----       ----------   -----

Weighted average fair
   value of employee
   options granted                          $1.54                    $ .50                    $ .22
                                            -----                    -----                    -----
                                            -----                    -----                    -----

The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                               1998              1997              1996
                                           ----------        -----------       ---------
Net loss:
   As reported                             $ (535,678)       $(1,012,590)      $(616,395)
   Pro forma                               (2,425,937)        (1,453,394)       (884,399)

Basic and diluted loss per share:
   As reported                             $     (.05)       $      (.10)      $    (.06)
   Pro forma                                     (.22)              (.14)           (.09)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for employee option grants: risk-free interest rate from 4.22% to 5.50% in 1998, 6.11% in 1997 and 6% in 1996; no expected dividend yield; expected lives of five years; and expected volatility of 162% to 195% in 1998, and 206% in 1997. No volatility was used for 1996 as trading was limited.

6.   STOCKHOLDERS' EQUITY:

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

The dividend payable to officer/shareholder is evidenced primarily by a note payable to the Company's majority stockholder and Chairman. The Company paid approximately $200,000 of this dividend during 1998 and approximately $200,000 in 1997. The note is noninterest-bearing, due on demand and subordinated to the revolving line of credit. Pursuant to the debt subordination agreement, the Company can only make payments up to $200,000 in a calendar year.

STOCK SUBSCRIPTION RECEIVABLE

The Company advanced $469,500 to an employee which was used to purchase shares of common stock. The balance is due in full by September 2000. During 1998, the employee repaid $185,500 of the loan, and 142,000 shares of common stock are held by the Company as collateral on the note at December 31, 1998.

WARRANTS

In 1995, the Company granted a warrant to purchase 150,000 shares of stock for $1.00 per share as compensation for investment banking services and a warrant to purchase 50,000 shares for $1.00 per share as partial settlement of a note payable. Both warrants were exercised in 1998.

In connection with a 1995 merger, the Company acquired the Jaguar Group, Ltd. options and warrants outstanding. These options and warrants allow the holders to purchase 1,114,354 shares of stock at prices between $2.00 and $15.00 per share. At December 31, 1997, 1,098,076 of these shares expired and were forfeited. The remaining 16,278 options and warrants will expire at various dates from May 1999 through July 2000.

7.   COMMITMENTS AND CONTINGENCIES:

LITIGATION

The Company has been named as a defendant in lawsuits in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

EMPLOYEE RETIREMENT SAVINGS PLAN

The Company maintains an employee retirement savings plan (the Plan) which qualifies under Section 401(k) of the Internal Revenue Code. The Plan is designed to provide eligible employees with an incentive to make regular contributions into a long-term investment and savings program. The Company contributed $3,000 in 1998 and $0 in 1997 and 1996.

OPERATING LEASES

The Company leases all of its warehouse and office space and certain equipment under operating lease agreements. The Company recorded operating lease rental expense totaling $209,000, $193,000 and $184,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum lease payments of $110,000, including estimated common area maintenance, are due by December 31, 1999.

GOVERNMENT REGULATION

The Company presently collects Minnesota sales tax on sales made within the state of Minnesota. Various states have attempted to impose on direct marketers the burden of collecting use taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose use tax collection obligations on an out-of-state mail order company whose only contact with the state was the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. If legislation is passed to overturn the United States Supreme Court's decision, the imposition of a use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer and could have a material adverse effect on the Company.

8.   RELATED-PARTY TRANSACTIONS:

In December 1995, the Company entered into a consulting agreement with Jaguar Ventures, Limited, an entity owned by one of the Company's board members and by two significant stockholders who were principals of Jaguar Group, Ltd. Pursuant to the agreement, the Company agreed to issue warrants to acquire 300,000 shares of the Company's common stock at $1.75 per share with certain registration rights, and paid $50,000 in cash. In September 1996, the Company repriced these warrants to $1.01 per share. In September 1997, the Company agreed to extend the term by one year to December 1999, subject to certain restrictions.

The Company has agreed to indemnify its majority stockholder and Chairman for any tax liability resulting from any challenges to the Company's S corporation tax returns from 1994 through the date of the Company's conversion to a C corporation in 1995.

                                    PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information under the caption "ELECTION OF DIRECTORS" in the Company's 1999 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1998, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information under the caption "COMPENSATION AND OTHER BENEFITS" in the Company's 1999 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1998, is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Company's 1999 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1998, is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "CERTAIN TRANSACTIONS" in the Company's 1999 Proxy Statement, such proxy statement to be filed within 120 days of December 31, 1998, is incorporated herein by reference.


ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


Item
No.      Description
-----    -------------
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

10.5      Collateral Account Agreement between Mac USA and Norwest, dated
          January 3, 1996. (incorporated as Exhibit No. 10.5 in (3) below)

10.6      Agreement as to Lockbox Service Between MacUSA and Norwest, dated
          January 3, 1996. (incorporated as Exhibit No. 10.6 in (3) below)

10.7*     MacUSA, Inc. 1995 Stock Option Plan. (incorporated as Exhibit No.
          10.7 in (3) below)

10.8* Stock Option Agreement with Joel A. Ronning relating to 1,099,990 shares of Common Stock, dated April 28, 1995. (incorporated as Exhibit
          No. 10.8 in (3) below)

10.9* Stock Option Agreement with Joel A. Ronning relating to 1,370,010 shares of Common Stock, dated April 28, 1995. (incorporated as Exhibit
          No. 10.9 in (3) below)

10.10* Stock Option Agreement with Joel A. Ronning relating to 199,996 shares of Common Stock, dated April 28, 1995. (incorporated as Exhibit No.
          10.10 in (3) below)

10.14* Tech Squared Inc. 1995 Option Plan. (incorporated as Exhibit No. 10.14 in (3) below.

10.15*    Form of Non-Statutory Stock Option Agreement for use with 1995 Stock
          Option Plan. (incorporated as Exhibit No. 10.15 in (3) below)

10.16*    Form of Incentive Stock Option Agreement for use with 1995 Stock
          Option Plan. (incorporated as Exhibit No. 10.16 in (3) below)

10.17*    Tech Squared Inc. 1995 Non-Employee Director Option Plan.
          (incorporated as Exhibit No. 10.17 in (3) below)

10.18*    Form of Option Agreement for use with Tech Squared Inc. 1995
          Non-Employee Director Option Plan. (incorporated as Exhibit No. 10.18 in (3) below)

10.19*    Stock Option Agreement between Company and Joel A. Ronning relating to
          Common Stock of Digital River, Inc., dated December 28, 1995.
          (incorporated as Exhibit No. 10.19 in (3) below)

10.20 Mutual Release in full of All Claims and Rights between the Company and Peripheral Land, Inc., dated March 21, 1996. (incorporated as
          Exhibit No. 10.20 in (3) below)

10.24     Asset Purchase Agreement between Tabor Resources, Corporation and
          Hanover Gold Company, Inc., dated March 25, 1996. Omitted from this
          Exhibit, as filed, are exhibits and schedules referenced in such Agreement. The Company will furnish supplementally a copy of any such exhibits and schedules to the Commission upon request. (incorporated as Exhibit No. 10.24 in (3) below)

10.25*    Tax Indemnification Agreement with Joel A. Ronning, effective December
          20, 1995. (incorporated as Exhibit No. 10.25 in (3) below)

10.30 Stock Purchase Agreement among Fujitsu, Digital River, Joel A. Ronning and MacUSA, dated August 30, 1994. Omitted from this Exhibit, as filed, are exhibits and schedules referenced in such Agreement. The
          Company will furnish supplementally a copy of any such exhibits and schedules to the Commission upon request. (incorporated as Exhibit No.
          10.30 in (3) below)

10.31     Amendment to Asset Purchase Agreement with Hanover Gold Company dated
          April 19, 1996. (incorporated as Exhibit No.10.1 in (5) below)

10.32*    Tech Squared Inc. 1995 Stock Option Agreement, as amended.
          (incorporated as Exhibit No. 10.2 in (5) below)

10.33*    Form of Non-Statutory Stock Option Agreement for use with 1995 Stock
          Option Plan. (incorporated as Exhibit No. 10.3 in (5) below)

10.34*    Form of Incentive Stock Option Agreement for use with 1995 Stock
          Option Plan. (incorporated as Exhibit No. 10.4 in (5) below)

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

10.38* Letter Agreement dated August 20, 1996 with Charles Reese regarding employment as the Company's President and Chief Operating Officer.
          (incorporated as Exhibit No. 10.3 in (7) below)

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

10.51     Amendment #1 to Tech Squared Inc. 1995 Stock Option Plan (Effective
          July 25, 1997). (incorporated as Exhibit 10.51 in (10) below).

10.52 Agreement among Tech Squared Inc., Joel Ronning and a holder of options to purchase shares of the Company's Common Stock. (redacted version-confidential treatment requested) (incorporated as Exhibit
          10.52 in (11) below).


10.53     Fujitsu Modification Agreement between Digital River Inc., Fujitsu
          Limited and Other Parties dated December 11, 1997. (incorporated as
          Exhibit 10.53 in (11) below).

10.54     First Amendment to Financing Agreement between Tech Squared Inc. and
          First Bank National Association dated February 19, 1998. (incorporated as Exhibit 10.54 in (11) below).

10.60     Termination of Lease between Tech Squared Inc. and Digital River, Inc.
          dated April 22,1998. (incorporated as Exhibit 10.60 in (12) below).

10.61     Digital River, Inc. Lockup Agreement between Digital River and Joel
          Ronning dated July 14, 1998. (incorporated as Exhibit 10.61 in (12) below).

10.62 Digital River, Inc. Lockup Agreement between Digital River and MacUSA dated July 14, 1998. (incorporated as Exhibit 10.62 in (12) below).

10.63     Digital River, Inc. Lockup Agreement between Digital River and Tech
          Squared Inc. dated June 5, 1998. (incorporated as Exhibit 10.63 in
          (12) below).

10.64     Release of Technology between Tech Squared Inc. and Joel Ronning,
          Digital River, Inc. executed August 6, 1998. (incorporated as Exhibit
          10.64 in (12) below).

10.65     Services Agreement between Tech Squared Inc. and Digital River dated
          July 29, 1998. (incorporated as Exhibit 10.65 in (12) below).

10.66     Amended and Restated Stock Option Agreement between Company and Joel
          A. Ronning relating to Common Stock of Digital River, Inc. dated
          December 8, 1998.

10.67 Agreement between MacUSA, Inc. and Tech Squared Inc. to receive and hold for the benefit of MacUSA, Inc. funds due MacUSA, Inc. dated
          December 10, 1998.

10.68     Amendment to 1995 Non-Employee Director Option Plan dated December 15,
          1998.

10.69     Agreement between Tabor Resources Corporation and Conjecture Silver
          Mines, Inc. to purchase mining claims and leases dated December 31, 1998.

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

(7)       Incorporated by reference to the Company's Quarterly Report on Form
            10-QSB for the period ended September 31, 1996.

(8)       Incorporated by reference to the Company's Annual Report on Form
            10-KSB for the period ended December 31, 1996.

(9)       Incorporated by reference to the Company's Quarterly Report on Form
            10-Q for the period ended June 30, 1997.

(10)      Incorporated by reference to the Company's Quarterly Report on Form
            10-Q for the period ended September 30, 1997.

(11)      Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

(12)      Incorporated by reference to the Company's Quarterly Report on Form
            10-Q for the period ended June 30, 1998.

(b)    REPORTS ON FORM 8-K


     None.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECH SQUARED INC.


Date:  March 26, 1999                  By: /s/  Chuck Reese
                                          Chuck Reese
                                          Chief Executive Officer


                                      By: /s/  Jeffrey F. Martin
                                          Jeffrey F. Martin
                                          Chief Financial Officer
                                          and Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                         Signature and Title                  Date Executed
                        -------------------                  --------------
                        /s/ Joel A. Ronning                  March 26,1999
                        --------------------------           -------------
                        Joel A. Ronning, Director


                        /s/ Chuck Reese                      March 26, 1999
                        --------------------------           --------------
                        Chuck Reese, Director

                        /s/ Richard Runbeck                  March 26, 1999
                        --------------------------           --------------
                        Richard Runbeck, Director

                        /s/ Perry Steiner                    March 26, 1999
                        --------------------------           --------------
                        Perry Steiner, Director


                                TECH SQUARED INC.

                           EXHIBIT INDEX TO FORM 10-K
                        For Year Ended December 31, 1998

Item No.      Item
-------       -----
10.66         Amended and Restated Stock Option Agreement between Company and Joel
              A. Ronning relating to Common Stock of Digital River, Inc. dated
              December 8, 1998.

10.67 Agreement between MacUSA, Inc. and Tech Squared Inc. to receive and hold for the benefit of MacUSA, Inc. funds due MacUSA, Inc. dated
              December 10, 1998.

10.68         Amendment to 1995 Non-Employee Director Option Plan dated December 15,
              1998.

10.69         Agreement between Tabor Resources Corporation and Conjecture Silver
              Mines, Inc. to purchase mining claims and leases dated December 31, 1998.