Form 10-K/A
period 1998-12-31
TECH SQUARED INC
filed 1999-04-29
CIK 939077

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K/A1

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 23, 1999, 12,102,950 shares of Common Stock of the Company were outstanding, and the aggregate market value of the Common Stock of the Company as of that date (based upon the closing bid price of the Common Stock at that date on the OTC Bulletin Board quotation system), excluding outstanding shares beneficially owned by affiliates, was approximately $21,241,234.

         This Form 10-K/A1 is filed to amend items 10, 11, 12 and 13. The remaining items of the Form 10-K previously filed are not amended hereby.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information about each of the Company's directors and executive officers:


NAMES OF DIRECTORS, OFFICERS       AGE         PRINCIPAL OCCUPATION                DIRECTOR SINCE
----------------------------       ---         --------------------                --------------
Joel A. Ronning                     42         Chairman of the Board                    1995
Charles E. Reese, Jr.               45         President, Chief Executive               1996
                                               Officer and Chief Operating
                                               Officer
Jeffrey F. Martin                   43         Chief Financial Officer                  N/A
Richard J. Runbeck                  53         Director                                 1996
Perry W. Steiner                    33         Director                                 1998


         JOEL A. RONNING has been Chairman of the Company's Board of Directors since May 1995. From May 1995 to July 1998, Mr. Ronning served as the Chief Executive Officer of the Company. From May 1995 to September 1996, Mr. Ronning also served as the Company's President. From July 1996 to July 1998, Mr. Ronning also served as the Company's Chief Financial Officer. Mr. Ronning is the founder of MacUSA, Inc. ("MacUSA"), a wholly-owned subsidiary of the Company, and has served as a member of the MacUSA Board of Directors since April 1990. From April 1990 to July 1998, Mr. Ronning also served as the Chief Executive Officer of MacUSA, Inc. Mr. Ronning is also the Chief Executive Officer and a director of Digital River, Inc., a Minneapolis, Minnesota-based company specializing in electronic software distribution, in which the Company holds a 15.3% beneficial ownership interest as of April 23, 1999. Mr. Ronning also serves as a director of the Software Publishers Association and JASC, Inc.

         CHARLES E. REESE, JR. has served as a director of the Company since June 1996, has served as President and Chief Operating Officer of the Company since September 1996 and has served as Chief Executive Officer of the Company since February 1999. Mr. Reese is also a member of the Board of Directors of Digital River, Inc., a publicly-held Minneapolis, Minnesota-based company specializing in electronic software distribution. Mr. Reese is also a member of the Board of directors of MacUSA, Inc., a wholly-owned subsidiary of the Company. From April 1995 to August 1996, he was Vice President of Sales and Marketing of The Weidt Group, a custom software and internet site developer based in Minnetonka, Minnesota. Mr. Reese served as Vice President of Sales from July 1987 to April 1995 for LaserMaster Technologies, Inc., an Eden Prairie, Minnesota based developer, manufacturer and marketer of digital color printers and chemical-free filmsetters.

         JEFFREY F. MARTIN has served as Chief Financial Officer and Secretary of the Company since November 1998. From March 1996 to October 1998, Mr. Martin served as a Vice President and Chief Financial Officer of Andersen Consulting (Enterprise Group), a management company based in Minneapolis, Minnesota. From February 1988 to March 1996, Mr. Martin served as a Vice President and Chief Financial Officer of Addco Holding Company, a manufacturing and distribution company based in St. Paul, Minnesota.

         RICHARD J. RUNBECK has served as a director of the Company since July 1996. Since December 7, 1998, Mr. Runbeck has been a director of MacUSA, a wholly-owned subsidiary of the Company. Since October 1985, he has been the President of Runbeck & Associates, P.A., an accounting firm located in Brooklyn Center, Minnesota. Mr. Runbeck is a member of the Board of Directors of Ontrack Data International, Inc., a provider of data recovery services based in Eden Prairie, Minnesota.

         PERRY W. STEINER has served as a director of the Company since December 1998. Since July 1998, Mr. Steiner has been President of Digital River, Inc., a publicly-held, Minneapolis, Minnesota-based company specializing in electronic software distribution, and has served as a director of Digital River, Inc., since April 1998. From January 1997 to July 1998, Mr. Steiner served as Vice President of Wasserstein Perella & Co., Inc., an investment banking firm, and as Vice President of Wasserstein Perella Ventures, Inc., the general partner of Wasserstein Adelson Ventures, L.P., a venture capital fund. From June 1993 to December 1996, Mr. Steiner was a principal of TCW Capital, a group of leveraged buyout funds managed by Trust Company of the West.

SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934 - BENEFICIAL OWNERSHIP AND COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires executive officers and directors of the Company, and persons who beneficially own more than 10 percent of the Company's outstanding shares of Common Stock or Preferred Stock, to file initial reports of ownership and reports of changes in ownership of securities of the Company with the Securities and Exchange Commission. Officers, directors and persons owning more than 10 percent of the Company's outstanding Common Stock or Preferred Stock are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms filed. Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by the Company or written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 1998, the Company's directors, officers and beneficial owners of more than 10 percent of the Company's shares of Common Stock or Preferred Stock complied with all applicable filing requirements except Joel
A. Ronning and Richard J. Runbeck each filed late one Statement of Changes in Beneficial Ownership and Perry W. Steiner filed late one Initial Statement of Beneficial Ownership.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain cash and non-cash compensation awarded to or earned during the Company's fiscal years ended December 31, 1996, 1997 and 1998 by the Chief Executive Officer and each executive officer of the Company who earned or was awarded total compensation in excess of $100,000 in the fiscal year ended December 31, 1998.


                                                                                     LONG TERM
                                                ANNUAL COMPENSATION ($)           COMPENSATION (#)
                                          -----------------------------------    ------------------
                                                                 OTHER ANNUAL        SECURITIES           ALL OTHER
NAME AND POSITION             YEAR        SALARY      BONUS      COMPENSATION    UNDERLYING OPTIONS    COMPENSATION ($)
-----------------             ----        ------      -----      ------------    ------------------    ----------------
Joel A. Ronning (1)(2)        1998            16     201,512       4,100(3)            1,000,000          19,600(4)
   Chairman of the Board      1997            16       --         13,250(3)                   --          19,600(4)
                              1996           298       --         13,250(3)                   --           9,800(4)

Charles E. Reese, Jr.         1998       135,000       --             --                      --             --
   President and Chief        1997       132,014       --             --               1,000,000             --
   Operating Officer

Richard J. Apple(5)           1998       126,250       2,219          --                      --             --

-----------------------
(1) Prior to July 1998, Mr. Ronning was also Chief Executive Officer and Chief Financial Officer of the Company. The Company currently accrues and pays Mr. Ronning a nominal monthly amount relating primarily to his health insurance and other employee benefits.
(2)    Does not include compensation paid to Mr. Ronning by Digital River, Inc.
(3) Compensation relates to an automobile owned by the Company and used by Mr. Ronning.
(4) Represents compensation resulting from a loan to Mr. Ronning on which interest was payable at an annual rate of 5%, 0% and 0% for 1996, 1997 and 1998, respectively, which is below the market rate, assumed for purposes of determining compensation, to be 10%. Such loan was repaid in full in December 1998. See "CERTAIN TRANSACTIONS."
(5) Mr. Apple was Chief Executive Officer of the Company from July 1998 to February 1999. Mr. Apple was employed by the Company in other capacities prior to his election as Chief Executive Officer. The compensation shown includes compensation received in all capacities.

OPTION GRANTS DURING THE FISCAL YEAR ENDED DECEMBER 31, 1998

         The following table sets forth information with respect to each option granted to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 1998:

                                                                                            Potential Realizable
                                                                                              Value at Assumed
                                                                                            Annual Rates of Stock
                                         Percentage of Total                               Price Appreciation for
                                          Options Granted to                                    Option Term(1)
                            Options           Employees         Exercise    Expiration    ------------------------
         Name               Granted          Fiscal Year          Price        Date            5%          10%
-----------------------    ---------     -------------------    --------    ----------    ----------- ------------
                              (#)               (%)               ($)                          ($)         ($)
Joel A. Ronning(2)         1,000,000             64               1.50        9/1/2004      340,096      771,561
Charles E. Reese              --                 --                 --              --           --           --
Richard J. Apple              --                 --                 --              --           --           --

--------------------------
(1) The compounding assumes all options are exercised at the end of their six-year term. These amounts represent certain assumed rates of appreciation, required to be set forth pursuant to Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions, and continued employment of the option holder through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(2) In April 1995, MacUSA granted to Mr. Ronning, pursuant to the MacUSA, Inc. 1995 Stock Option Plan (the "MacUSA Plan"), options to purchase 1,099,990 shares, 1,370,010 shares and 199,996 shares of Common Stock, respectively, at an exercise price of $1.01 per share. The ability to exercise some of such options was delayed until 2001, subject to acceleration if the Company met certain profitability goals or under certain other circumstances. Effective as of January 12, 1998, the Company granted to Mr. Ronning, in connection with his cancellation of 2,470,000 of such options, options to purchase 1,000,000 shares of Common Stock at an exercise price of $1.50 per share, exercisable for six years commencing on September 1, 1998.

AGGREGATE OPTIONS EXERCISED IN THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND OPTION VALUES AT DECEMBER 31, 1998

         The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's fiscal year ended December 31, 1998, and the number and value of options to purchase shares of Common Stock held as of December 31, 1998, by the executive officers named in the Summary Compensation Table:

                                                                                          Value of Unexercised
                           Number of                       Number of Options                  In-the-Money
                            Shares                        at December 31, 1998       Options at December 31, 1998(2)
                           Acquired        Value      -----------------------------  -------------------------------
        Name             on Exercise     Realized(1)  Exercisable    Unexercisable   Exercisable       Unexercisable
---------------------   ---------------  ----------   -----------    -------------   -----------       -------------
                             (#)            ($)          (#)               (#)           ($)                 ($)
Joel A. Ronning               --            --         1,199,996               0      1,897,992                   0
Charles E. Reese              --            --           675,000         375,000      1,518,750             843,750
Richard J. Apple            50,000        112,500        175,000         775,000        393,750           1,743,750

--------------------------
(1) Value Realized is the difference between the closing price per share on the date of exercise, and the option price per share, multiplied by the number of shares acquired upon exercise of the option.
(2) Value of Unexercised In-the-Money Options is the difference between the closing price per share of $3.00 at December 31, 1998, and the exercise price per share multiplied by the number of shares subject to options.


DIRECTOR COMPENSATION

         Upon initial election to the Board of Directors, each non-employee director automatically receives an option to purchase 50,000 shares of Common Stock under the Tech Squared Inc. 1995 Non-

Employee Director Option Plan (the "Director Plan"). The Director Plan was amended in December 1998 to allow the Board of Directors to vary the number of Shares issuable upon exercise of the option granted to each new director and to vary other terms of such options. Options granted under the Director Plan, unless otherwise detained by the Board of Directors, have an exercise price equal to the fair market value of one share of Common Stock on the date of grant. Unless otherwise determined by the Board of Directors, the options become exercisable in three equal installments on each of the date of initial election to the Board of Directors and the first two anniversaries of the date of such election. Options vest and become exercisable only if the director is a member of the Board of the Directors on the vesting date. Options granted under the Director Plan expire seven years from the date of grant. Upon his election as a director of the Company in June 1996, Mr. Reese was granted an option to purchase 50,000 shares under the Director Plan. All of such options have vested. Upon his election as a director of the Company in July 1996, Mr. Runbeck was granted an option to purchase 50,000 shares under the Director Plan, all of such options have vested. Additionally, in December 1998, Mr. Runbeck was granted an option to purchase an additional 50,000 shares under the Director Plan at an exercise price of $2.25 per share. Such options vested immediately upon grant. Upon his election as a director of the Company in December 1998, Mr. Steiner was granted an option to purchase 60,000 shares under the Director Plan at an exercise price of $2.25 per share. Such option vested immediately upon grant.

         The Company generally reimburses non-employee directors for out-of-pocket expenses incurred to attend the Board of Directors meetings. The Company does not pay director fees to members of the Board of Directors who are full-time employees of the Company and does not reimburse such persons for out-of-pocket expenses in connection with attending Board of Director meetings.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         INTRODUCTION. During the fiscal year ended December 31, 1998, the Board of Directors was responsible for matters relating to the compensation of the Company's executive officers named in the Summary Compensation Table, namely Joel A. Ronning, the Company's Chairman of the Board, Charles E. Reese, Jr., the Company's President, Chief Executive Officer and Chief Operating Officer, and Richard J. Apple who served as Chief Executive Officer, from July 1998, to February 1999.

         COMPENSATION PROGRAM. The Company's current executive compensation program involves a combination of base salary, performance-based bonuses and long-term incentive awards. Base salaries are intended to attract and retain highly-qualified executives. Bonuses to executive officers are intended to reward short-term performance of the executive officer and the Company. Grants of stock options by the Company are intended to encourage and reward executive officers based upon the Company's long-term performance and to provide executive officers with a financial interest in the success of the Company, which aligns the executive officers' interests with the interests of the Company's shareholders.

         BASE SALARY. The philosophy of the Board of Directors is to set base salaries for each of the executive officers of the Company at appropriate levels for the relative positions of the officer and the duties of the position. The Board of Directors has the authority to determine the salaries of the Company's Chief Executive Officer and other executive officers, subject to the terms of pre-existing employment agreements. The Board of Directors believes that there should be little change from year to year in the base salary of the executive officers other than increases due to: (i) growth of the Company's sales; (ii) growth in responsibility of the position; or (iii) cost of living increases. The Board of Directors believes that additional compensation above base levels should be by bonus based on individual performance and the financial performance of the Company.

         PERFORMANCE-BASED BONUSES. Payment of bonuses to officers of the Company is determined by the Board of Directors based upon the executive officer's performance and the Company's financial results.

         LONG-TERM INCENTIVE AWARDS. The Company's long-term incentive program consists of stock option grants which encourage achievement of long-term goals and objectives consistent with enhancing shareholder value. Awards of stock options provide executives with increased motivation and incentive to exert their best efforts on behalf of the Company by increasing their personal stake in the Company's success through the opportunity to acquire a greater equity interest in the Company and to benefit from appreciation in the value of the Company's stock. All stock options granted to executive officers have an exercise price of not less than the market value of the Company's Common Stock on the date of grant, thereby ensuring that any value derived from such options is dependent upon subsequent increases in share value which will be realized by shareholders generally. Executives generally must be continually employed in order for stock options to vest and become exercisable.

         COMPENSATION OF THE CHAIRMAN OF THE BOARD. The Company has not entered into an employment agreement with Mr. Ronning. Mr. Ronning is currently being paid a nominal monthly amount which is applied directly to his health insurance and other employee benefits.

         COMPLIANCE WITH SECTION 162(m) OF THE TAX CODE. Section 162(m) of the Tax Code, generally disallows a tax deduction to public companies for compensation over $1,000,000 to the chief executive officer and the four highest compensated officers, with certain exceptions. The Company did not pay cash compensation to any employee during the fiscal year ending December 31, 1998 in excess of the deduction limit of Section 162(m), and does not anticipate doing so during the fiscal year ending December 31, 1998.

         The foregoing Report will not be deemed incorporated by reference by any statement incorporating by reference this Proxy Statement, or any portion thereof, into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

                                       Joel A. Ronning
                                       Richard J. Runbeck
                                       Richard J. Runbeck
                                       Perry W. Steiner
                                       Board Members

EMPLOYMENT AGREEMENTS

         On August 20, 1996, the Company entered into an employment agreement with Mr. Reese, as President and Chief Operating Officer of the Company, at an annual salary of $135,000, with a bonus plan based on the Company's quarterly profit and growth in sales levels. The plan requires an increase in both profit and growth in sales, with a cap of $5,000 bonus pay for profit increase and a minimum of .5% net profits and 20% sales growth before any bonus is available. In addition, Mr. Reese was granted options to purchase a total of 1,000,000 shares the Company's Common Stock at $.75 per share, 625,000 of which have vested as of December 31, 1998.

COMPARATIVE STOCK PERFORMANCE

         The following graph compares the cumulative total shareholder return, assuming $100 invested on May 12, 1995, as if such amount had been invested in each of: (i) the Company's Common Stock; (ii) the stocks comprising the Nasdaq Retail Trade Index; and (iii) the stocks included in the Nasdaq Stock Market Index. The graph assumes the reinvestment of all dividends, if any. The prices for the Company's Common Stock are closing bid prices as reported by the Nasdaq OTC Bulletin Board.

                                [GRAPH]


                                                ----------- ------------ ----------- ----------- ------------
                                                 5/12/95     12/29/95     12/31/96    12/31/97    12/31/98
                                                ----------- ------------ ----------- ----------- ------------
Tech Squared, Inc.                                 100           67          17         130          160
----------------------------------------------- ----------- ------------ ----------- ----------- ------------
Nasdaq Retail Trade Stocks                         100          109         130         153          186
----------------------------------------------- ----------- ------------ ----------- ----------- ------------
Nasdaq Stock Market (US Companies)                 100          124         152         186          262
----------------------------------------------- ----------- ------------ ----------- ----------- ------------

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of Common Stock and Preferred Stock of the Company as of the close of business on April 23, 1999, unless otherwise indicated, by each director, by each executive officer named in the Summary Compensation Table and by all directors and executive officers (regardless of compensation level) of the Company as a group.


                                                                SHARES OF PREFERRED
                                   SHARES OF COMMON STOCK       STOCK BENEFICIALLY          TOTAL VOTING SHARES
                                    BENEFICIALLY OWNED(1)             OWNED(1)             BENEFICIALLY OWNED(2)
                                   ----------------------      --------------------       -----------------------
                                                 PERCENT                    PERCENT                       PERCENT
NAME OF BENEFICIAL OWNER             AMOUNT     OF CLASS       AMOUNT      OF CLASS         AMOUNT       OF TOTAL
------------------------           ----------   --------       ------      --------       ---------      --------
Joel A. Ronning(3)                  7,050,022     53.0%          --           --          7,050,022        52.4%
Charles E. Reese, Jr.(4)              625,000      4.9%          --           --            625,000         4.8%
Richard J. Runbeck(5)                 100,000       *            --           --            100,000          *
Perry W. Steiner(6)                    60,000       *            --           --             60,000          *
All Directors and                   7,835,022     55.6%          --           --          7,835,022        55.0%
Executive Officers as a Group
(5 persons)(7)

-------------------------------
*        Less than 1% of the outstanding shares.
(1) Unless otherwise noted, all of the shares are held by individuals possessing sole voting and dispositive power with respect to the shares owned. Shares not outstanding, but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days, are treated as outstanding only when determining the amount and percentage owned by such person or group.
(2) Each share of Preferred Stock of the Company has the right to vote on all matters voted upon by the holders of Common Stock. Accordingly, the Preferred Stock and Common Stock have been considered to be one voting class to show Total Voting Shares Beneficially Owned. The percentage of outstanding shares is calculated based upon 12,102,950 shares of Common Stock and 160,000 shares of Preferred Stock outstanding as of the close of business on April 23, 1999.
(3) Includes 1,199,996 shares that Mr. Ronning has the right to acquire pursuant to the exercise of stock options within 60 days of April 23, 1999.
(4) Includes 391,000 shares that Mr. Reese has the right to acquire pursuant to the exercise of stock options within 60 days of April 23, 1999.
(5) Includes 100,000 shares that Mr. Runbeck has the right to acquire pursuant to the exercise of stock options within 60 days of April 23, 1999.
(6) Includes 60,000 shares that Mr. Steiner has the right to acquire pursuant to the exercise of stock options within 60 days of April 23, 1999.
(7) Includes 1,800,996 shares that all directors and executive officers as a group have the right to acquire pursuant to the exercise of stock options within 60 days of April 23, 1999.

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information regarding the beneficial ownership of Common Stock and Preferred Stock of the Company as of the close of business on April 23, 1999, unless otherwise indicated, by each person known by the Company to be the owner of more than five percent of the Company's outstanding Common Stock or Preferred Stock.


                                                               SHARES OF PREFERRED
                                  SHARES OF COMMON STOCK              STOCK              TOTAL VOTING SHARES
                                   BENEFICIALLY OWNED(1)      BENEFICIALLY OWNED(1)     BENEFICIALLY OWNED(2)
                                  -----------------------     ---------------------     ---------------------
NAME AND ADDRESS                                 PERCENT                    PERCENT                  PERCENT
OF BENEFICIAL OWNER                AMOUNT        OF CLASS      AMOUNT      OF CLASS      AMOUNT      OF TOTAL
-------------------               --------       --------     --------     --------     --------     --------
Ginger Elliot                        --             --          60,000       37.5%       60,000         *
P.O. Box 1036
Kirtland, NM  87417
Betty Plattner                       --             --          50,000       31.3%       50,000         *
1414 Highland Dr.
Solana Beach, CA 92075
Lela D. McCauley                     --             --          20,000       12.5%       20,000         *
P.O. Box 574
Okmulgee, OK 74447
Marianne M. Long, as Trustee         --             --          20,000       12.5%       20,000         *
for Lauren A. Long and
Kathryn W. Long
Zelmay Long                          --             --          10,000        6.3%       10,000         *
1733 S. Florence Av.
Tulsa, OK  74104

-------------------------------
*        Less than 1% of the outstanding shares.
(1) Unless otherwise noted, all of the shares are held by individuals possessing sole voting and dispositive power with respect to the shares shown. Shares not outstanding, but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days, are treated as outstanding only when determining the amount and percentage owned by such person or group.
(2) Each share of Preferred Stock of the Company has the right to vote on all matters voted upon by the holders of Common Stock. Accordingly, the Preferred Stock and Common Stock have been considered to be one voting class to show Total Voting Shares Beneficially Owned. The percentage of outstanding shares is calculated based upon 12,102,950 shares of Common Stock and 160,000 shares of Preferred Stock outstanding as of the close of business on April 23, 1999.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         LOAN TO MR. RONNING. In 1993, MacUSA loaned $200,000 to Mr. Ronning. In consideration of Mr. Ronning's guarantee of a portion of the Company's bank debt, the interest rate on the note was reduced to 0%, effective as of January 1, 1997. Such agreement also provided that when the guaranty was terminated, the interest rate would return to the original amount of 5%. The note, including the accrued and unpaid interest, was paid in full in December 1998.

         DIVIDEND TO MR. RONNING; REIMBURSEMENT OF TAXES. In 1995, MacUSA declared a dividend of $1,188,000 payable to the former shareholders of MacUSA in connection with the conversion of MacUSA from a Subchapter S corporation to a Subchapter C corporation. The Company paid approximately $200,731 of this dividend during 1996, approximately $200,731 during 1997, and $200,000 during 1998 of which Mr. Ronning received $200,000 in 1996, $200,000 in 1997 and $199,268 in 1998. The remainder of the dividend payable to Mr. Ronning was evidenced by a note payable to Mr. Ronning (the "Note") in the principal amount, as of December 31, 1998, of $283,857. The Note did not bear interest, was due on demand and, under the terms of a Debt Subordination Agreement dated June 27, 1997 between the Company, Mr. Ronning and First Bank Minnesota, National Association, now US Bank, National Association ("US Bank"), was subordinated to indebtedness owed by the Company to US Bank pursuant to the terms of the Financing and Security Agreement with US Bank dated June 27, 1997. The Company was limited to making dividend payments of not more than $200,000 to Mr. Ronning in the aggregate in any calendar year, provided that the Company was in compliance with the Financing Agreement with US Bank before and after making such dividend payments. Apart from the foregoing, the Company was not allowed to make dividend payments without the prior written consent of US Bank. In March 1996, the Company agreed to reimburse Mr. Ronning for any personal tax he was required to pay as a result of the non-interest bearing status of the Note. The balance of such note was paid in February 1999.

         PERSONAL GUARANTY BY MR. RONNING. Borrowings under the Revolving Line of Credit Agreement with US Bank were personally guaranteed by Mr. Ronning up to a maximum of $500,000. Such guarantee was released in December 1998.

         GRANT FROM MR. RONNING OF AN OPTION TO ACQUIRE A SUBSTANTIAL INTEREST IN DIGITAL RIVER, INC. In December 1995, MacUSA was granted an option by Mr. Ronning to acquire 3,200,000 shares (after adjustment for an August 1998 2-for-3 reverse split) of common stock (the "Digital River Shares") owned by Mr. Ronning. The option (the "Digital River Option") provided that it was exercisable at any time through December 31, 2000 for total consideration of one dollar.

         The Digital River Shares are subject to the provisions of the Fujitsu Modification Agreement dated December 11, 1997 (the "Fujitsu Agreement") between Mr. Ronning, Fujitsu Limited, a company organized under the laws of Japan ("Fujitsu"), Digital River, and MacUSA (collectively, the "Parties"). Pursuant to the terms of the Modification Agreement, the Parties agreed to terminate previous agreements entered into in connection with an investment by Fujitsu in Digital River. Under the terms of the Modification Agreement, MacUSA remains a party to the agreement to the extent that Mr. Ronning may transfer all shares of Digital River he owns, along with any and all rights related thereto pursuant to the agreement or otherwise to MacUSA or the Company. Digital River is engaged in the business of electronic software distribution. Mr. Ronning is the President and a director of Digital River.

           In December 1998, the Company participated in Digital River's secondary offering by exercising and selling 200,000 shares (post-split) of the Digital River Option realizing net proceeds of $4,430,000. The Company continues to hold an option to purchase 3,000,000 shares (post-split), which would represent ownership of approximately 15% of Digital River as of April 23, 1999. The option is not transferable and the balance is exercisable at any time through December 31, 2000 for total consideration of $0.93 (ninety-three cents). During the term of the option, Mr. Ronning has agreed to vote the Digital River Shares at the direction of the Company's Board of Directors. As additional consideration, the Company has agreed to reimburse Mr. Ronning for any tax liability incurred in connection with the transfer of the Option or the shares of Digital River stock issuable upon the exercise thereunder.

         TAX INDEMNIFICATION AGREEMENT WITH MR. RONNING. In December 1995, the Company entered into a Tax Indemnification Agreement with Mr. Ronning whereby the Company agreed to indemnify Mr. Ronning for the amount of any penalties or interest resulting from the redetermination of Mr. Ronning's share of taxable income attributable to MacUSA and the amount of any additional taxes due from Mr. Ronning, to the extent such tax adjustment results in a future decrease in the taxable income of MacUSA. In 1995, Mr. Ronning owned approximately 95% of MacUSA, which was a Subchapter S corporation within the meaning of Section 1361 of the Internal Revenue Code. MacUSA's Subchapter S status was terminated in 1995, and MacUSA is now a wholly-owned subsidiary of the Company.

         DIGITAL RIVER LEASE AND FULFILLMENT SERVICES During 1998 and until April 1999, Digital River occupied up to approximately 7,000 square feet of warehouse space at the Company's corporate headquarters. Prior to August 1998, the offices of Digital River were also located in the Company's facilities. The Company billed Digital River for the leased space and certain related costs such as direct labor costs, phone services, general liability insurance and janitorial services through an administrative charge. Total charges by the Company to Digital River for administrative expenses were approximately $207,000, $160,000 and $82,000 in 1998, 1997 and 1996,
respectively.

         During 1997, the Company began performing fulfillment services for Digital River on physical shipments of products, for which Digital River paid the Company a fulfillment fee. The Company billed Digital River approximately $246,000 and $8,000 for these services in 1998 and 1997, respectively. Such fulfillment services by the Company were discontinued in April 1999.

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Only exhibits filed with this Amendment to Form 10K are listed.


Item
No.      Description
----     -----------
23.1     Consent of Arthur Andersen LLP.


(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECH SQUARED INC.


Date:  April 26, 1999                  By: /s/ Charles E. Reese, Jr.
                                           -----------------------------------
                                           Charles E. Reese, Jr.
                                           President, Chief Executive Officer,
                                           Chief Operation Officer


                                       By: /s/ Jeffrey F. Martin
                                           -----------------------------------
                                           Jeffrey F. Martin
                                           Chief Financial Officer
                                           and Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           Signature and Title                           Date Executed
           -------------------                           --------------

           /s/ Joel A. Ronning                           April 26, 1999
           --------------------------------              --------------
           Joel A. Ronning, Director

           /s/ Charles E. Reese, Jr.                     April 26, 1999
           --------------------------------              --------------
           Charles E. Reese, Jr., Director


           -------------------------------               --------------
           Richard J. Runbeck, Director

           /s/ Perry W. Steiner                          April 26, 1999
           -------------------------------               --------------
           Perry W. Steiner, Director