Form 10-Q
period 1999-03-31
TECH SQUARED INC
filed 1999-05-14
CIK 939077

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

                 For the Quarterly Period Ended: MARCH 31, 1999

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





         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

         As of the close of business on April 22, 1999, 12,102,950 shares of Common Stock, no par value, of the Company were outstanding.

                                TECH SQUARED INC.

                                      INDEX




PART I. FINANCIAL INFORMATION                                                         PAGE
                                                                                      ----
         Item 1.  Financial Statements

           Consolidated Balance Sheets at March 31, 1999
            (unaudited) and December 31, 1998                                           3

           Consolidated Statements of Operations (unaudited) for the three
             months ended March 31, 1999 and 1998                                       4

           Consolidated Statements of Cash Flows (unaudited) for the three
             months ended March 31, 1999 and 1998                                       5

           Notes to Financial Statements                                                6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                         8

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk            10


PART II. OTHER INFORMATION

         Item 1.  Exhibits and Reports on Form 8-K                                     11



SIGNATURES                                                                             12

ITEM 1.                           FINANCIAL STATEMENTS

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                       March 31,              December 31,
                                                                         1999                     1998
                                                                     -------------             -------------
ASSETS                                                                (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                           $   2,224,128             $   4,436,276
 Restricted cash                                                           273,588                   229,466
 Accounts receivable, net of allowance
     for doubtful receivables of $382,000
     and $365,000 respectively                                           2,982,497                 3,387,907
 Inventories                                                             2,174,876                 1,783,905
 Prepaids and other current assets                                         574,065                   416,666
                                                                     -------------             -------------
    TOTAL CURRENT ASSETS                                                 8,229,154                10,254,220

 Property and equipment, net                                               516,573                   499,874
 Mining assets                                                             190,000                   190,000
 Investment in Digital River                                           120,000,000               106,500,000
                                                                     -------------             -------------
                                                                     $ 128,935,727             $ 117,444,094
                                                                     -------------             -------------
                                                                     -------------             -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Revolving line of credit                                            $     685,617             $       7,395
 Current maturities of long term debt                                         --                      15,000
 Accounts payable                                                        3,059,583                 5,008,449
 Accrued compensation and benefits                                         196,966                   205,156
 Accrued expenses                                                          799,981                 1,404,776
 Dividends payable to officer/shareholder                                     --                     200,000
                                                                     -------------             -------------
    TOTAL CURRENT LIABILITIES                                            4,742,147                 6,840,776

Dividends payable to officer/shareholder                                      --                      83,857

Deferred income taxes                                                   44,837,000                39,815,000

Redeemable preferred stock, 12% cumulative convertible,
$1 par value; 1,000,000 shares authorized; 160,000
shares issued and outstanding                                              247,744                   247,744


STOCKHOLDERS' EQUITY:
 Common stock: no par value; 25,000,000 shares authorized
 12,102,950 and 11,603,075 issued and outstanding                             --                        --
 Additional paid-in capital                                              4,193,584                 3,990,200
 Stock subscription receivable                                            (134,000)                 (284,000)
 Retained earnings                                                       2,715,080                 2,894,345
 Unrealized gain on available-for-sale securities                       72,334,172                63,856,172
                                                                     -------------             -------------
   TOTAL STOCKHOLDERS' EQUITY                                           79,108,836                70,456,717
                                                                     -------------             -------------
                                                                     $ 128,935,727             $ 117,444,094
                                                                     -------------             -------------
                                                                     -------------             -------------


See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                          Three Months Ended
                                                                  -------------------------------------
                                                                    March 31,               March 31,
                                                                      1999                    1998
                                                                  ------------             ------------
Net Sales                                                         $ 11,103,411             $  8,592,728
Cost of sales                                                        9,726,578                7,506,225
                                                                  ------------             ------------
   GROSS PROFIT                                                      1,376,833                1,086,503

Selling and marketing expenses                                         752,223                  520,349
General and administrative expenses                                    827,317                  502,515
                                                                  ------------             ------------
 Total Operating Expenses                                            1,579,540                1,022,864
                                                                  ------------             ------------
  INCOME (LOSS) FROM OPERATIONS                                       (202,707)                  63,639

Interest income/(expense), net                                          21,394                  (23,132)
Investment income                                                        2,048                    4,611
Equity in losses of Digital River                                         --                   (549,625)
                                                                  ------------             ------------
  NET LOSS                                                        $   (179,265)            $   (504,507)
                                                                  ------------             ------------
                                                                  ------------             ------------
Net loss per common share, basic and diluted                      $      (0.02)            $      (0.05)
                                                                  ------------             ------------
                                                                  ------------             ------------
Weighted average shares outstanding, basic and diluted              11,822,603               10,549,413
                                                                  ------------             ------------
                                                                  ------------             ------------


See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               Three Months Ended
                                                                        -----------------------------------
                                                                         March 31,               March 31,
                                                                            1999                   1998
                                                                        -----------             -----------
Operating Activities:
    Net Loss                                                            $  (179,265)            $  (504,507)
    Non-cash items included in loss:
    Depreciation and amortization                                            54,006                  48,243
    Equity in losses of Digital River                                          --                   549,625
    Gain on sale of available-for-sale securities                            (2,048)                 (4,611)
    Changes In operating assets and liabilities:
       Accounts receivable, net                                             405,410                  77,102
       Inventories                                                         (390,971)               (103,034)
       Prepaid and other current assets                                    (157,400)               (244,872)
       Accounts payable                                                  (1,948,866)                733,985
       Accrued compensation and benefits                                     (8,190)                (91,511)
       Other accrued expenses                                              (619,799)               (199,309)
                                                                        -----------             -----------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (2,847,123)                261,111

Investing Activities:
   Restricted cash                                                          (44,122)                (76,817)
   Purchases of property and equipment                                      (70,700)                (50,700)
   Proceeds from sale of available-for-sale securities                        2,048                 287,411
                                                                        -----------             -----------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (112,774)                159,894

Financing Activities:
   Issuance of common stock, net                                            353,384                 (72,080)
   Net borrowings (payments) on revolving line of credit                    678,222                (348,925)
   Dividend paid                                                           (283,857)                   --
                                                                        -----------             -----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                747,749                (421,005)
                                                                        -----------             -----------
         NET DECREASE IN CASH                                            (2,212,148)                   --

Cash at beginning of period                                               4,436,276                     300
                                                                        -----------             -----------

Cash at end of period                                                   $ 2,224,128             $       300
                                                                        -----------             -----------
                                                                        -----------             -----------


See accompanying notes to consolidated financial statements.

                                TECH SQUARED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K.


NOTE 2 - INVENTORIES

The Company's inventories consist primarily of goods held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.


NOTE 3 - INVESTMENT IN DIGITAL RIVER

         In December 1995, the Company's wholly-owned subsidiary, MacUSA, was granted, by Joel Ronning, the majority shareholder and Chairman of the Board of Directors of the Company, an option, exercisable through December 31, 2000 (the "Digital River Option") to acquire 3,200,000 (post-split) shares (the "Digital River Shares") of Digital River, Inc., a Minnesota corporation ("Digital River") which was then privately held. At that time, such shares represented approximately 60% of the outstanding common stock of Digital River.

         Digital River conducted its initial public offering in August 1998. Prior to such offering, the Company's ownership percentage of Digital River had been reduced to approximately 23% and was being accounted for using the equity method of accounting. Upon completion of such offering, the Company's ownership percentage was reduced to approximately 19% at which time the Company began accounting for its investment in Digital River as an available-for-sale security in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. Digital River's shares are traded on the NASDAQ stock market under the symbol "DRIV."

           In December 1998, the Company participated in Digital River's secondary offering by exercising and selling 200,000 shares subject to the Digital River Option realizing net proceeds of $4,430,000. The Company continues to hold an option to purchase 3,000,000 shares, which would represent ownership of approximately 15% of Digital River as of March 31, 1999. The option is not transferable and the balance is exercisable at any time through December 31, 2000 for total consideration of $0.93 (ninety-three cents). During the term of the option, Mr. Ronning has agreed to vote the Digital River Shares at the direction of the Company's Board of Directors. As additional consideration, the Company has agreed to reimburse Mr. Ronning for any tax liability incurred in connection with the transfer of the Option or the shares of Digital River stock issuable upon the exercise thereunder.

NOTE 4 - COMPREHENSIVE INCOME

During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company has adopted SFAS No. 130 beginning in 1998. Other comprehensive income for the first quarter of 1999 was approximately $8,478,000 compared to $17,000 for the first quarter of 1998. The comprehensive income consisted of an increase in the market value of the investment in Digital River during the first quarter of 1999.

                                TECH SQUARED INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10-K for the year ended December 31, 1998.

The Company sells microcomputer hardware and software products, primarily Apple Macintosh(R) related products and, to a lesser degree, Microsoft Windows 95/Windows NT/MS-DOS ("Wintel") compatible products. The Company's current target markets are (i) desktop publishing ("DTP"), graphic arts and pre-press industries through its DTP Direct catalog, (ii) computer dealers and value added resellers through its distribution business, and (iii) developers of internal corporate intranet and external Internet sites and managers of local area networks ("LAN") and wide area networks ("WAN") through its Net Direct catalog.

In February 1999, the board of directors of Tech Squared authorized the officers of the Company to make investigations and, if appropriate, enter into preliminary negotiations regarding possible changes in the Company's business including, but not limited to, strategic alliances, joint ventures, mergers, sale of the Company's operating business and other alternatives. In April 1999, the Company retained Bayview Capital Group, Inc. of Wayzata, Minnesota to act as its exclusive advisor to locate one or more potential purchasers of certain operating assets and businesses of the Company, specifically the DTP Catalog Operations, Net Direct Catalog Operations and Distribution Sales Operations. The search is at a preliminary stage and no prediction can be made as to what, if any, transaction or changes will transpire.

In December 1998, the Company sold a portion of the mining properties near Virginia City, Montana to Conjecture Silver Mines, Inc.("Conjecture"). Under the terms of the agreement, Conjecture has the first right of refusal to acquire the remaining property near Virginia City, Montana. In April 1999, the Company obtained an offer from an outside party for the remaining property near Virginia City, Montana. Conjecture has been notified of the pending offer and must respond by May 1999. In April 1999, the Company engaged Fidelity Real Estate to offer for sale the mining property located near Rimini, Montana approximately 20 miles southwest of Helena, Montana.

For the three months ended March 31, 1999 the Company recorded a consolidated net loss of ($179,000) or ($0.02) per share compared to a consolidated net loss of ($505,000) or ($0.05) per share in the first quarter of 1998. The consolidated losses from 1998 include the Company's share of losses of Digital River, which amounted to $550,000 in the first quarter of 1998. Excluding the Company's share of the Digital River losses, the Company recorded net income of $45,000 in the first quarter of 1998. Digital River's issuance of additional shares in 1998 resulted in the Company accounting for its investment in Digital River as "available-for-sale" securities starting August 12, 1998.

RESULTS OF OPERATIONS

NET SALES

Net sales for the Company's first quarter ended March 31, 1999 totaled $11,103,000, an increase of 29.2%, compared to $8,593,000 for the corresponding period of 1998. The increase in sales includes an increase of 32.0% in sales to the Company's DTP Direct catalog customers, the addition of the Net Direct catalog which produced sales to its customers of $661,000, partially offset by a decrease of 2.4% in sales to the Company's distribution customers. The increase in sales to the

Company's DTP Direct catalog customers is due to an increase in the number of outbound sales reps which contributed to significant increases in sales of computer systems, printers, hard drives and software.

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


GROSS PROFIT

Gross profit for the quarter ended March 31, 1999, was $1,377,000 or 12.4% of net sales compared to $1,087,000 or 12.6% of net sales for the comparable period of 1998. The decrease in gross profit percentage in the three month period ended March 31, 1999, is primarily the result of continuing downward pressure on product prices to the Company's DTP Direct catalog customers and on margins. The Company expects ongoing competitive pressure on gross profit, and, consequently, changes in pricing and product configuration will be necessary in order to remain competitive.


SELLING AND MARKETING EXPENSES

Selling and marketing expenses totaled $752,000 during the quarter ended March 31, 1999, compared to $520,000 during the corresponding period of 1998. As a percentage of sales, selling and marketing expenses increased to 6.8% in the quarter ended March 31, 1999 from 6.1% for the same period in 1998. This increase was mainly attributable to the costs associated with the May 1998 addition of the Net Direct catalog, which is directed at developers of internal corporate intranet and external Internet sites and managers of LAN's and WAN's. Although the Company believes the target market for the Net Direct catalog is substantially larger than the DTP Direct catalog, and that the new catalog could provide significant opportunity for revenue growth, there are significant risks associated with the launch of a new catalog including; a completely new target audience, lack of any historical direct marketing data on which to base mailing decisions, competitive forces and new product lines. As a result, the Company believes the launch of the Net Direct catalog will have a negative impact on profitability of the Company in 1999, and possibly beyond.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended March 31, 1999 were $827,000 compared to $503,000 for the comparable period of 1998. The increase is attributable to several factors including increases in transaction-processing fees, payroll and employee-related expenses and legal fees. Additionally, the discontinuance of subletting office space to Digital River also contributed to the increase in general and administrative expenses for the quarter.


INVESTMENT INCOME

The Company recorded investment income of $2,000 for the quarter ended March 31, 1999 compared to $5,000 for the same quarter of 1998.


NET INTEREST INCOME/(EXPENSE)

Net interest income for the first quarter of 1999 was $21,000 compared to net interest expense of $23,000 for the same period in 1998. The reduction in interest expense is primarily due to a decrease in the average outstanding balance on the Company's line of credit, and the increase in interest income is mainly attributed to an increase in cash in an interest bearing account.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at March 31, 1999, consisted of liquid funds, a revolving line of credit agreement with US Bancorp National Association ("US Bank"), and vendor trade credit lines.

The Company has a Revolving Line of Credit Agreement with US Bank through June 1999. Borrowings under the $2,500,000 agreement are payable on demand, limited by eligible percentages of accounts receivable and inventory and bear interest at the prime rate plus 1.75%. As of March 31, 1999, the Company had unused availability under the line of credit of approximately $990,000 and outstanding borrowings of $686,000.

The Company has a flooring program with a financing company covering up to $633,000 in inventory purchases. The flooring program is secured by a standby letter of credit in the amount of $560,000 issued pursuant to the Company's line of credit with US Bank. The Company uses the flooring program to take advantage of certain programs with its major distributors.

As of March 31, 1999, the Company had working capital of $3,487,000. In anticipation of increasing sales, inventories increased from $1,784,000, as of December 31, 1998, to $2,175,000 as of March 31,1999. Inventory turns in the first quarter of 1999 were 14.1 compared to 12.8 from the previous quarter. Capital expenditures totaled $71,000 in the first quarter of 1999 compared to $51,000 in the first quarter of 1998. The increase in capital expenditures in the first quarter of 1999 is mainly attributed to computer system upgrades. The Company paid the remaining $284,000 dividend payable to officer/shareholder in February 1999.

The Company believes that funds generated from management of receivable and inventory levels, advances under its line of credit, further expansion of lines with trade creditors, the cash on hand and the potential proceeds from the sale of its investments, will be sufficient to fund its operations through the end of 1999. However, maintaining an adequate level of working capital through the end of 1999 and thereafter depends in part on the success of the Company's sales and marketing efforts, the Company's ability to control operating expenses and the Company's ability to maintain its relationships with its bank and its suppliers. Furthermore, funding of the Company's operations in future periods may require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company will achieve desired levels of sales or profitability or those future capital infusions will be available on terms acceptable to the Company, if at all.


YEAR 2000 COMPLIANCE

         The Company's computer system and those of third parties with whom it does business will be affected by issues and problems related to changes required as a result of the year 2000 problem ("Y2K"). The Company's three key systems and assets that may be directly impacted by the Y2K issue are its financial and data system, its telephone system and its voice mail system. The financial and data system requirements have been assessed and are currently being upgraded and modified to be Y2K compliant. Rollout and testing of the Y2K compliant system began in April 1999. The telephone system is believed to be Y2K compliant, and testing is scheduled for the second quarter of 1999. The voice mail system is currently being analyzed to determine the degree of upgrade needed. The upgrade to the voice mail system will be rolled out and tested during the second quarter of 1999. The Company incurred expenses to modify its systems and the upgrading of its current system to be Y2K compliant totaling approximately $35,000 in 1998, and anticipates additional costs of approximately $50,000 in 1999. Maintenance and modification costs incurred by the Company specifically related to Y2K will be expensed as incurred and costs of new software (whether purchased or internally developed) will be capitalized and amortized over the useful life of the applicable software.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                  None

                           PART II - OTHER INFORMATION

ITEM 1.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                    10.70 Agreement between Tech Squared Inc. and Bayview Capital Group, Inc. to locate potential purchasers of certain operating assets and businesses.

                    27.1   Financial Data Schedule.

               (b)  Reports on Form 8-K

                    None

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TECH SQUARED INC.





May 12, 1999                              /s/ Charles E. Reese, Jr.
                                          ------------------------------------
                                          Charles E. Reese, Jr.
                                          President, Chief Executive Officer
                                          Chief Operation Officer


                                          /s/ Jeffrey F. Martin
                                          ------------------------------------
                                          Jeffrey F. Martin
                                          Chief Financial Officer
                                          And Principal Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT INDEX       DESCRIPTION

10.70 Agreement between Tech Squared Inc. and Bayview Capital Group, Inc. to locate potential purchasers of certain operating assets and businesses.

27.1                Financial Data Schedule