Form 10-K/A
period 1998-12-31
TECH SQUARED INC
filed 1999-08-02
CIK 939077

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K/A2


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



                                                                SHARES OF PREFERRED
                                   SHARES OF COMMON STOCK       STOCK BENEFICIALLY          TOTAL VOTING SHARES
                                    BENEFICIALLY OWNED(1)             OWNED(1)             BENEFICIALLY OWNED(2)
                                   ----------------------      --------------------       -----------------------
                                                 PERCENT                    PERCENT                       PERCENT
NAME OF BENEFICIAL OWNER             AMOUNT     OF CLASS       AMOUNT      OF CLASS         AMOUNT       OF TOTAL
------------------------           ----------   --------       ------      --------       ---------      --------
Joel A. Ronning(3)                  6,574,022     49.4%          --           --          6,574,022        49.4%
Charles E. Reese, Jr.(4)              625,000      4.9%          --           --            625,000         4.8%
Richard J. Runbeck(5)                 100,000       *            --           --            100,000          *
Perry W. Steiner(6)                    60,000       *            --           --             60,000          *
All Directors and                   7,359,022     52.9%          --           --          7,359,022        52.9%
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

                                       TECH SQUARED INC.



Date:  July 16, 1999                  By: /s/ Charles E. Reese, Jr.
                                           -----------------------------------
                                           Charles E. Reese, Jr.
                                           President, Chief Executive Officer,
                                           Chief Operation Officer



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


           Signature and Title                           Date Executed
           -------------------                           --------------

           /s/ Joel A. Ronning                           July 16, 1999
           --------------------------------              --------------
           Joel A. Ronning, Director

           /s/ Charles E. Reese, Jr.                     July 16, 1999
           --------------------------------              --------------
           Charles E. Reese, Jr., Director


           -------------------------------               --------------
           Richard J. Runbeck, Director

           /s/ Perry W. Steiner                          July 16, 1999
           -------------------------------               --------------
           Perry W. Steiner, Director