Form 10-K/A
period 1998-12-31
TECH SQUARED INC
filed 1999-08-09
CIK 939077

------------------------------------------------------------------------------
------------------------------------------------------------------------------


THIS FORM 10-K/A3 IS BEING FILED TO AMEND FORM 10-K/A2, WHICH WAS FILED IN ERROR BY THE COMPANY'S PRINTER. THIS FORM 10-K/A3 COMBINES FORM 10-K AND FORM 10-K/A AND AMENDS ITEM 11 AS WELL AS CERTAIN OTHER INFORMATION AS IT RELATES TO
ITEM 11. THIS FORM 10-K/A3 IS REDLINED AGAINST FORM 10-K FOR ITEMS 1 TO 9 AND AGAINST FORM 10-K/A FOR ITEMS 10 TO 14. THE FORM 10-K/A2 FILING IS BEING IGNORED BY THE COMPANY FOR PURPOSES OF THIS FILING AND ALL SUBSEQUENT FILINGS.

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K/A3


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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         As of April 23, 1999, 12,102,950 shares of Common Stock of the Company were outstanding, and the aggregate market value of the Common Stock of the Company as of that date (based upon the closing bid price of the Common Stock at that date on the OTC Bulletin Board quotation system), excluding outstanding shares beneficially owned by affiliates, was approximately $23,551,234.

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



                                                                SHARES OF PREFERRED
                                   SHARES OF COMMON STOCK       STOCK BENEFICIALLY          TOTAL VOTING SHARES
                                    BENEFICIALLY OWNED(1)             OWNED(1)             BENEFICIALLY OWNED(2)
                                   ----------------------      --------------------       -----------------------
                                                 PERCENT                    PERCENT                       PERCENT
NAME OF BENEFICIAL OWNER             AMOUNT     OF CLASS       AMOUNT      OF CLASS         AMOUNT       OF TOTAL
------------------------           ----------   --------       ------      --------       ---------      --------
Joel A. Ronning(3)                  6,574,022     49.4%          --           --          6,574,022        48.8%
Charles E. Reese, Jr.(4)              625,000      4.9%          --           --            625,000         4.8%
Richard J. Runbeck(5)                 100,000       *            --           --            100,000          *
Perry W. Steiner(6)                    60,000       *            --           --             60,000          *
Rick Apple(7)                         225,000      1.8%          --           --            225,000         1.8%
All Directors and                   7,584,022     53.7%          --           --          7,584,022        52.4%
Executive Officers as a Group
(5 persons)(8)


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

(4) Includes 625,000 shares that Mr. Reese has the right to acquire pursuant to the exercise of stock options within 60 days of April 23, 1999.

(5) Includes 100,000 shares that Mr. Runbeck has the right to acquire pursuant to the exercise of stock options within 60 days of April 23, 1999.
(6) Includes 60,000 shares that Mr. Steiner has the right to acquire pursuant to the exercise of stock options within 60 days of April 23, 1999.

(7)      According to the best information available to Tech Squared, Richard
         J. Apple, former chief executive officer of the Company, owns directly 225,000 shares. Mr. Apple has filed a lawsuit against the Company and others in which he claims he has the right to exercise options covering an additional 775,000 shares. The Company denies this claim. The number of shares and percent of class listed on the accompanying table does not include the contested 775,000 shares.
(8) Includes 1,800,996 shares that all directors and executive officers as a group have the right to acquire pursuant to the exercise of stock options within 60 days of April 23, 1999.

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

                                       TECH SQUARED INC.



Date:  July 21, 1999                  By: /s/ Charles E. Reese, Jr.
                                           -----------------------------------
                                           Charles E. Reese, Jr.
                                           President, Chief Executive Officer,
                                           Chief Operation Officer



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


           Signature and Title                           Date Executed
           -------------------                           --------------

           /s/ Joel A. Ronning                           July 21, 1999
           --------------------------------              --------------
           Joel A. Ronning, Director

           /s/ Charles E. Reese, Jr.                     July 21, 1999
           --------------------------------              --------------
           Charles E. Reese, Jr., Director


           -------------------------------               --------------
           Richard J. Runbeck, Director

           /s/ Perry W. Steiner                          July 21, 1999
           -------------------------------               --------------
           Perry W. Steiner, Director