Form 10-Q
period 1999-06-30
TECH SQUARED INC
filed 1999-08-16
CIK 939077

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended: JUNE 30, 1999

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES AND EXCHANGE ACT.

                         Commission File Number: 0-25602


                                TECH SQUARED INC.
             (Exact name of registrant as specified in its charter)


               MINNESOTA                                41-1591872
 (State or other jurisdiction of            (IRS Employer Identification No.)
             incorporation)


                              5198 WEST 76TH STREET
                             EDINA, MINNESOTA 55439
                    (Address of principal executive offices)


                                 (612) 832-5622
                         (Registrant's telephone number)


                  Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                   As of the close of business on July 26, 1999, 12,149,200 shares of Common Stock, no par value, of the Company were outstanding.

===============================================================================

===============================================================================

                                TECH SQUARED INC.

                                      INDEX

                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

           Consolidated Balance Sheets at June 30, 1999
            (unaudited) and December 31, 1998                                   3

           Consolidated Statements of Operations (unaudited) for the three
             months and six months ended June 30, 1999 and 1998                 4

           Consolidated Statements of Cash Flows (unaudited) for the six
             months ended June 30, 1999 and 1998                                5

           Notes to Financial Statements                                        6



         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                 8

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk     11


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                             12

         Item 2.  Changes in Securities                                         12

         Item 3.  Defaults upon Senior Securities                               12

         Item 4.  Submission of Matters to a Vote of Security Holders           12

         Item 5.  Other Information                                             12

         Item 6.  Exhibits and Reports on Form 8-K                              12



SIGNATURES                                                                      14

ITEM 1.                                             FINANCIAL STATEMENTS

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          June 30,        December 31,
                                                           1999              1998
                                                     ----------------  ---------------
                                                       (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                $2,009,501       $4,436,276
 Restricted cash                                             263,814          229,466
 Available-for-sale securities                                22,000                -
 Accounts receivable, net of allowance
     for doubtful receivables of $348,000
     and $365,000 respectively                             2,622,513        3,387,907
 Inventories                                               1,476,327        1,783,905
 Prepaids and other current assets                           575,023          416,666
                                                     ----------------  ---------------
    TOTAL CURRENT ASSETS                                   6,969,178       10,254,220

 Property and equipment, net                                 467,971          499,874
 Mining assets                                                     -          190,000
 Investment in Digital River                              99,750,000      106,500,000
                                                     ----------------  ---------------

                                                        $107,187,149     $117,444,094
                                                     ================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Revolving line of credit                                   $129,489           $7,395
 Current maturities of long term debt                              -           15,000
 Accounts payable                                          2,746,239        5,008,449
 Accrued compensation and benefits                           162,365          205,156
 Accrued expenses                                            726,264        1,404,776
 Dividends payable to officer/shareholder                          -          200,000
                                                     ----------------  ---------------
    TOTAL CURRENT LIABILITIES                              3,764,357        6,840,776

Dividends payable to officer/shareholder                           -           83,857

Deferred income taxes                                     37,304,000       39,815,000

Redeemable preferred stock, 12% cumulative
convertible, $1 par value; 1,000,000
shares authorized; 160,000
shares issued and outstanding                                262,609          247,744


STOCKHOLDERS' EQUITY:
 Common stock: no par value; 25,000,000 shares
 authorized12,138,950 and 11,039,179 issued and
 outstanding                                                       -                -
 Additional paid-in capital                                4,440,663        3,990,200
 Stock subscription receivable                              (134,000)        (284,000)
 Retained earnings                                         1,932,348        2,894,345
 Unrealized gain on available-for-sale securities         59,617,172       63,856,172
                                                     ----------------  ---------------
   TOTAL STOCKHOLDERS' EQUITY                             65,856,183       70,456,717
                                                     ----------------  ---------------
                                                        $107,187,149     $117,444,094
                                                     ================  ===============

See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended                 Six Months Ended
                                                          -------------------------------------------------------------------
                                                             June 30,         June 30,         June 30,          June 30,
                                                               1999             1998             1999              1998
                                                          --------------------------------- ----------------  ---------------
 Net Sales                                                   $10,516,133        $9,502,285      $21,619,544      $18,095,013
 Cost of sales                                                 9,241,717         8,309,159       18,968,295       15,815,384
                                                          ---------------  ---------------- ----------------  ---------------

    GROSS PROFIT                                               1,274,416         1,193,126        2,651,249        2,279,629

 Selling and marketing expenses                                  649,733           763,645        1,401,956        1,283,994
 General and administrative expenses                           1,259,722           544,565        2,087,039        1,047,080
                                                          ---------------  ---------------- ----------------  ---------------
  Total Operating Expenses                                     1,909,455         1,308,210        3,488,995        2,331,074
                                                          ---------------  ---------------- ----------------  ---------------

   LOSS FROM OPERATIONS                                         (635,039)         (115,084)        (837,746)         (51,445)

 Interest income/(expense), net                                   13,119           (18,374)          34,513          (41,506)
 Investment income                                                     -                 -            2,048            4,611
 Loss on mining assets                                          (145,947)                -         (145,947)               -
 Equity in losses of Digital River                                     -          (909,553)               -       (1,459,178)
                                                          ---------------  ---------------- ----------------  ---------------

   NET LOSS                                                    ($767,867)      ($1,043,011)       ($947,132)     ($1,547,518)
                                                          ===============  ================ ================  ===============

 Net loss per common share, basic and diluted                     ($0.06)           ($0.09)          ($0.08)          ($0.14)
                                                          ===============  ================ ================  ===============

 Weighted average shares outstanding, basic and diluted       12,118,862        11,001,020       11,973,285       10,776,464
                                                          ===============  ================ ================  ===============

See accompanying notes to financial statements.

TECH SQUARED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Six Months Ended
                                                                    ---------------------------------
                                                                       June 30,          June 30,
                                                                         1999              1998
                                                                    ----------------  ---------------
Operating Activities:
    Net Loss                                                              ($947,132)     ($1,547,518)
    Non-cash items included in loss:
        Depreciation and amortization                                       106,751           92,318
        Equity in losses of Digital River                                         -        1,459,178
        Gain on sale of available-for-sale securities                        (2,048)          (4,611)
        Loss on mining assets                                               145,947                -
        Changes in operating assets and liabilities:
           Accounts receivable, net                                         765,394         (135,624)
           Inventories                                                      307,578          (58,147)
           Prepaid and other current assets                                (136,304)         (69,670)
           Accounts payable                                              (2,262,210)       1,241,160
           Accrued compensation and benefits                                (42,791)         (66,629)
           Other accrued expenses                                          (693,512)        (291,165)
                                                                    ----------------  ---------------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (2,758,327)         619,292
                                                                    ----------------  ---------------

Investing Activities:
   Change in restricted cash                                                (34,348)         (58,746)
   Purchases of property and equipment                                      (74,848)        (133,344)
   Proceeds from sale of available-for-sale securities                        2,048          287,411
                                                                    ----------------  ---------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (107,148)          95,321
                                                                    ----------------  ---------------

Financing Activities:
   Issuance of common stock, net                                            600,463          (23,330)
   Net borrowings (payments) on revolving line of credit                    122,094         (491,283)
   Dividends paid                                                          (283,857)        (200,000)
                                                                    ----------------  ---------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                438,700         (714,613)
                                                                    ----------------  ---------------
         NET DECREASE IN CASH                                            (2,426,775)               0

Cash at beginning of period                                               4,436,276              300
                                                                    ----------------  ---------------

Cash at end of period                                                    $2,009,501             $300
                                                                    ================  ===============

See accompanying notes to consolidated financial statements.

                                TECH SQUARED INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K, as amended.


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

In July 1999, the Company completed a cashless exercise of the Digital River option by surrendering its right to one share of Digital River common stock in exchange for 2,999,999 shares of Digital River common stock. Subsequently, the Company purchased one share of Digital River stock to bring its investment in Digital River to 3,000,000 shares, which represents ownership of approximately 15% of Digital River as of June 30, 1999.


NOTE 4 - COMPREHENSIVE INCOME/(LOSS)

SFAS No. 130 established standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. Other comprehensive income/(loss) for the three and six month period ending June 30, 1999 was approximately ($12,717,000) and ($4,239,000), respectively compared to ($110,000) and ($93,000) for the same periods of 1998. Other comprehensive income/(loss) was solely comprised of changes in the market value of the available-for-sale securities.

NOTE 5 - SUBSEQUENT EVENTS


In July 1999, the Company executed a definitive agreement with Digital River for the sale of the assets of the Company consisting primarily of 3,000,000 shares of Digital River common stock and cash in a tax-free reorganization. Pursuant to the Agreement, the Company will receive 2,650,000 shares of Digital River common stock for which the Company will exchange 3,000,000 shares of Digital River common stock which it currently holds and $1.2 million in cash. The Company intends to adopt a plan of liquidation which will provide that the Company will distribute the shares of Digital River common stock received in the exchange to the Company's shareholders after payment of the Company's liabilities and the establishment of a liquidating trust to pay any potential future liabilities of the Company. The Company expects to contribute $6.2 million to such trust. The Agreement requires that all of the operations of the Company, including its catalog and distribution businesses, are to be sold or liquidated prior to closing of the transaction contemplated by such Agreement.

In August 1999, the Company announced that it had signed a letter of intent with Virtual Technology Corporation to sell substantially all of the Company's operating assets, including the Company's DTP Direct, Net Direct and distribution operations, together with various trade and internet domain names. The completion of the transaction is dependent upon satisfactory due diligence, negotiation and execution of a definitive agreement and the Company's shareholders' approval of the plan of liquidation.


NOTE 6 - SALE OF MINING ASSETS

In May 1999, the Company sold all of the common stock of the Company's wholly-owned subsidiary, Tabor Resources, Ltd. ("Tabor") to Conjecture Silver Mines, In. ("Conjecture"). Tabor held all of the Company's mining assets. Under the terms of the agreement, in exchange for the common stock of Tabor, the company received 16,000 shares of the capital stock of LSI Communications, Inc. ("LSI") from Conjecture. Unless the Company is able, within 90 days from acquiring the shares of LSI, to sell the shares of LSI for at least $50,000, Conjecture is required to pay the Company the difference between the amount the Company is able to obtain from the sale of LSI capital stock and $50,000.

                                TECH SQUARED INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10-K as amended for the year ended December 31, 1998.

The Company sells microcomputer hardware and software products, primarily Apple Macintosh-R- related products and, to a lesser degree, Microsoft Windows 95/Windows NT/MS-DOS ("Wintel") compatible products. The Company's current target markets are (i) desktop publishing ("DTP"), graphic arts and pre-press industries through its DTP Direct catalog, (ii) computer dealers and value added resellers through its distribution business, and (iii) developers of internal corporate intranet and external Internet sites and managers of local area networks ("LAN") and wide area networks ("WAN") through its Net Direct catalog.

In February 1999, the board of directors of Tech Squared authorized the officers of the Company to make investigations and, if appropriate, enter into preliminary negotiations regarding possible changes in the Company's business including, but not limited to, strategic alliances, joint ventures, mergers, sale of the Company's operating business and other alternatives. In April 1999, the Company retained Bayview Capital Group, Inc. of Wayzata, Minnesota to act as its exclusive advisor to locate one or more potential purchasers of certain operating assets and businesses of the Company, specifically the DTP Catalog Operations, Net Direct Catalog Operations and Distribution Sales Operations. In August 1999, the Company announced it had signed a letter of intent with Virtual Technology Corporation to sell substantially all of the Company's operating assets including the Company's DTP Direct, Net Direct and distribution operations together with various trade and internet domain names. The completion of the transaction is dependent upon satisfactory due diligence, negotiation and execution of a definitive agreement and the Company's shareholders' approval of the Company's plan of liquidation.

In May 1999, the Company sold all of the common stock of the Company's wholly-owned subsidiary, Tabor Resources, Ltd. ("Tabor") to Conjecture Silver Mines, In. ("Conjecture"). Tabor held all of the Company's mining assets. Under the terms of the agreement, in exchange for the common stock of Tabor, the company received 16,000 shares of the capital stock of LSI Communications, Inc. ("LSI") from Conjecture. Unless the Company is able, within 90 days from acquiring the shares of LSI, to sell the shares of LSI for at least $50,000, Conjecture is required to pay the Company the difference between the amount the Company is able to obtain from the sale of LSI capital stock and $50,000.

In July 1999, the Company executed a definitive agreement with Digital River for the sale of the assets of the Company consisting primarily of 3,000,000 shares of Digital River common stock and cash in a tax-free reorganization. Pursuant to the Agreement, the Company will receive 2,650,000 shares of Digital River common stock for which the Company will exchange 3,000,000 shares of Digital River common stock which it currently holds and $1.2 million in cash. The Company intends to adopt a plan of liquidation which will provide that the Company will distribute the shares of Digital River common stock received in the exchange to the Company's shareholders after payment of the Company's liabilities and the establishment of a liquidating trust to pay any potential future liabilities of the Company. The Company expects to contribute $6.2 million to such trust. The Agreement requires that all of the operations of the Company, including its catalog and distribution businesses, are to be sold or liquidated prior to closing of the transaction contemplated by such Agreement.

For the three months ended June 30, 1999 the Company recorded a consolidated net loss of ($768,000) or ($0.06) per share compared to a consolidated net loss of ($1,043,000) or ($0.09) per share in the second quarter of 1998. The consolidated losses from 1998 include the Company's share of losses of Digital River, which amounted to $910,000 in the second quarter of 1998. For the six months ended June 30, 1999 the Company recorded a consolidated net loss of ($947,000) or ($0.08) per share compared to a consolidated net loss of ($1,548,000) or ($0.14) per share for the same period of 1998. The consolidated losses for the first six months of 1998 included the Company's share of losses of Digital River, which amounted to $1,459,000. Digital River's issuance of additional shares in 1998 resulted in the Company accounting for its investment in Digital River as "available-for-sale" securities starting August 12, 1998.

RESULTS OF OPERATIONS

NET SALES

Net sales for the Company's second quarter ended June 30, 1999 totaled $10,516,000 compared to $9,502,000 for the corresponding period of 1998, an increase of 10.7%. Sales to DTP Direct catalog customers increased 5.8% and the addition of the Net Direct catalog produced $810,000 in sales while sales through the Company's distribution business decreased 1.7% in the second quarter. The fastest growing product categories, based on the percentage increase in dollar sales over the second quarter of 1998, were digital cameras, networking equipment, magnetic drives, printers and computer systems. Net sales for the first six months of 1999 totaled $21,620,000 compared to $18,095,000 for the same period of 1998, an increase of 19.5%. The increase in sales during the first six months of 1999 compared to the same period of 1998 was mainly due to an 18.4% increase to DTP Direct catalog customers, primarily due to an increase in the number of outbound sales reps, and the addition of the Net Direct catalog which produced $1,471,000 in sales during that period.

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

GROSS PROFIT

Gross profit for the quarter ended June 30, 1999, was $1,274,000 or 12.1% of net sales compared to $1,193,000 or 12.6 % of net sales for the comparable period of 1998. Gross profit for the six-month period ended June 30, 1999 was $2,651,000 or 12.3% compared to $2,280,000 or 12.6% of net sales for the same period in 1998. The decrease in gross profit percentage in both the three and six month periods ended June 30, 1999, is primarily the result of continuing downward pressure on product prices to the Company's DTP Direct catalog customers and on margins. The Company expects ongoing competitive pressure on gross profit, and, consequently, changes in pricing and product configuration will be necessary in order to remain competitive.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses totaled $650,000 or 6.2% of sales during the quarter ended June 30, 1999, compared to $764,000 or 8.0% of sales during the corresponding period of 1998. For the six month period ended June 30, 1999, selling and marketing expenses were $1,402,000 or 6.5% of sales versus $1,284,000 or 7.1% of sales for the same period in 1998. The decrease was mainly attributable to a decrease in net marketing costs associated with the May 1998 launch of Net Direct, which is directed at developers of internal corporate intranet and external Internet sites and managers of LAN's and WAN's. Although the Company believes the target market for the Net Direct catalog is substantially larger than the DTP Direct catalog, and that the new catalog could provide significant opportunity for revenue growth, there are significant risks associated with the launch of a new catalog including; a completely new target audience, lack of any historical direct marketing data on which to base mailing decisions, competitive forces and new product lines. As a result, the

Company believes the launch of the Net Direct catalog will have a negative impact on the profitability of the Company in 1999, and possibly beyond.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended June 30, 1999 were $1,260,000 compared to $545,000 for the comparable period of 1998. For the six month period ended June 30, 1999, general and administrative expenses were $2,087,000 compared to $1,047,000 for the related period of 1998. The increases for the three and six month periods ended June 30, 1999 over the same periods of 1998 is attributable to several factors including payroll and employee-related expenses, transaction processing fees, and legal and consulting fees. Additionally, the discontinuance of subletting office space to Digital River also contributed to the increase in general and administrative expenses for the first six months of 1999.

INVESTMENT INCOME

Investment income for the six-month period ended June 30, 1999 was $2,000 compared to $5,000 for the related period in 1998.

LOSSES ON MINING ASSETS

In May 1999, the Company sold the remaining mining assets for approximately $146,000 less than the book value these assets.

NET INTEREST INCOME/(EXPENSE)

Net interest income for the quarter ending June 30, 1999 was $13,000 compared to net interest expense of $18,000 for the same period in 1998. Net interest income for the six-month period ended June 30, 1999 was $35,000 compared to net interest expense of $42,000 for the same period in 1998. The reduction in interest expense is primarily due to a decrease in the average outstanding balance on the Company's line of credit, and the increase in interest income is mainly attributed to an increase in cash in an interest bearing account.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity at June 30, 1999, consisted of liquid funds, a revolving line of credit agreement with US Bancorp National Association ("US Bank"), and vendor trade credit lines.

The Company had a Revolving Line of Credit Agreement with US Bank which expired by its terms in June 1999. The agreement has been orally extended under the same terms and conditions until a new agreement is signed. Borrowings under the $2,500,000 agreement are payable on demand, limited by eligible percentages of accounts receivable and inventory and bear interest at the prime rate plus 1.75%. As of June 30, 1999, the Company had unused availability under the line of credit of approximately $1,183,000 and outstanding borrowings of $129,000.

The Company has a flooring program with a financing company covering up to $633,000 in inventory purchases. The flooring program is secured by a standby letter of credit in the amount of $560,000 issued pursuant to the Company's line of credit with US Bank. The Company uses the flooring program to take advantage of certain programs with its major distributors.

As of June 30, 1999, the Company had working capital of $3,205,000. Inventories decreased from $1,784,000, as of December 31, 1998, to $1,476,000 as of June 30,1999. Inventory turns in the second quarter of 1999 were 16.1 compared to 13.2 from the same period in 1998. Capital expenditures totaled $75,000 in the second quarter of 1999 compared to $83,000 in the second quarter of 1998.

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

YEAR 2000 COMPLIANCE

         The Company's computer system and those of third parties with whom it does business will be affected by issues and problems related to changes required as a result of the year 2000 problem ("Y2K"). The Company's three key systems and assets that may be directly impacted by the Y2K issue are its financial and data system, its telephone system and its voice mail system. The financial and data system requirements have been assessed and were upgraded and modified to be Y2K compliant in April 1999. The telephone system is believed to be Y2K compliant, and testing is scheduled for the third quarter of 1999. The voice mail system is currently being analyzed to determine the degree of upgrade needed. The upgrade to the voice mail system will be rolled out and tested during the third quarter of 1999. The Company incurred expenses to modify its systems and the upgrading of its current system to be Y2K compliant totaling approximately $35,000 in 1998, and approximately $30,000 through June 1999, and anticipates additional costs of approximately $20,000 through the end of 1999. Maintenance and modification costs incurred by the Company specifically related to Y2K will be expensed as incurred and costs of new software (whether purchased or internally developed) will be capitalized and amortized over the useful life of the applicable software.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             None

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               Richard J. Apple, who served as Chief Executive Officer of the Company from July 1998 until February 1999, has commenced a lawsuit against the Company and certain of its officers and based on claims that (i) Mr. Apple's stock options vested, prior to his termination, pursuant to a claimed acceleration of vesting due to a supposed "change of control;" (ii) the Company unlawfully terminated Apple's employment; and (iii) the Company's directors breached their fiduciary duty in several instances. Such complaint seeks unspecified damages in excess of $50,000 and an award of 775,000 registered shares of the Company's common stock.

               The Company believes such claims are without merit and intends to contest such lawsuit vigorously.


ITEM 2.        CHANGES IN SECURITIES

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                    10.71 Agreement for sale and purchase of Tabor Resources,
                          Ltd. By Conjecture Silver Mines, Inc. dated May 20, 1999.

                    10.72 Acquisition Agreement between the Registrant and
                          Digital River, Inc. dated July 11, 1999. (incorporated as Exhibit 10.1 in Company's Report on Form 8-K filed July 12, 1999)

                    10.73 Voting Agreement between Digital River and Charles E.
                          Reese Jr. dated July 11, 1999. (incorporated as
                          Exhibit 10.2 in Company's Report on Form 8-K filed July 12, 1999)

                    10.74 Voting Agreement between Digital River and Joel A.
                          Ronning dated July 11, 1999. (incorporated as
                          Exhibit 10.3 in Company's Report on Form 8-K filed July 12, 1999)

                    10.75 Amended and Restated (Second) Stock Option Agreement
                          and Notice and Acceptance of Exercise dated July 11, 1999, between Joel A. Ronning and MacUSA, Inc. (a wholly-owned subsidiary of the Registrant). (incorporated as Exhibit 10.4 in Company's Report on Form 8-K filed July 12, 1999)

                    27.1  Financial Data Schedule.

(b)            Reports on Form 8-K

                     On July 12, 1999, the Company filed a report on Form 8-K reporting that the Company had entered into an agreement related to the sale of substantially all of its assets, after certain anticipated dispositions, to Digital River, Inc., a Delaware corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TECH SQUARED INC.





August 13, 1999
                                   -------------------------------------------
                                    Chuck Reese, Chief Executive Officer


                                   -------------------------------------------
                                    Jeffrey F. Martin , Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Index       Description
-------------       -----------
10.71               Agreement for sale and purchase of Tabor Resources, Ltd. By Conjecture
                    Silver Mines, Inc. dated May 20, 1999.

10.72               Acquisition Agreement between the Registrant and Digital River, Inc.
                    dated July 11, 1999.  (incorporated as Exhibit 10.1 in Company's Report on Form 8-K filed July 12, 1999)

10.73               Voting Agreement between Digital River and Charles E. Reese Jr. dated
                    July 11, 1999. (incorporated as Exhibit 10.2 in Company's Report on
                    Form 8-K filed July 12, 1999)

10.74               Voting Agreement between Digital River and Joel A. Ronning dated
                    July 11, 1999. (incorporated as Exhibit 10.3 in Company's Report on
                    Form 8-K filed July 12, 1999)

10.75 Amended and Restated (Second) Stock Option Agreement and Notice and Acceptance of Exercise dated July 11,
                    1999, between Joel A. Ronning and MacUSA, Inc. (a wholly-owned subsidiary of the Registrant).
                    (incorporated as Exhibit 10.4 in Company's Report on
                    Form 8-K filed July 12, 1999)

27.1                Financial Data Schedule.