Form 10-K/A
period 1998-12-31
TECH SQUARED INC
filed 1999-11-02
CIK 939077

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A4


   /X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

   / /         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-25602
                            ------------------------

                               TECH SQUARED INC.

             (Exact name of registrant as specified in its charter)

       MINNESOTA                               41-1591872
(State of Incorporation)                    (I.R.S. Employer
                                          Identification No.)


                              6690 SHADY OAK ROAD
                             EDEN PRAIRIE, MN 55344
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (612) 832-5622

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR
                                     VALUE

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of April 23, 1999, 12,102,950 shares of Common Stock of the Company were outstanding, and the aggregate market value of the Common Stock of the Company as of that date (based upon the closing bid price of the Common Stock at that date on the OTC Bulletin Board quotation system), excluding outstanding shares beneficially owned by affiliates, was approximately $23,551,234.

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

DISTRIBUTION BUSINESS

    Competition for the Company's Distribution Business comes primarily from the largest distributors whose general scale of operations supports competitive pricing for desktop publishing products without need for specialization. These major distributors and competition include but are not limited to Gates/ Arrow, Ingram Micro, Merisel, Pinacor and Tech Data. The principal factors on which competition is based in this market are price, product availability, delivery time and the willingness of the distributor to extend credit to the reseller.

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

    The following summary of the business of Digital River is extracted from the Form 10-K filed by Digital River on March 19, 1999: Digital River is a leading provider of comprehensive electronic commerce outsourcing solutions to software publishers and online retailers. Digital River has developed a technology platform that allows it to provide a suite of electronic commerce services to its software publisher and online retailer clients, including electronic software delivery ("ESD"). Digital River also provides data mining and merchandising services to assist clients in increasing Internet page view traffic to, and sales through, their Web stores. Rather than maintaining its own branded Web store that would compete with its clients, Digital River provides an outsourcing solution that allows its clients to promote their own brands while leveraging Digital River's investment in infrastructure and technology. As of March 5, 1999, Digital River had contracts with 1,621 software publisher clients and 1,174 online retailer clients, including Corel Corporation, Cyberian Outpost, Inc., Lotus Development Corporation, Micro Warehouse, Inc., Network Associates, Inc., Symantec Corporation, Kmart Corporation, CompUSA, Inc. and Wal-Mart Stores, Inc., and maintained a database of more than 100,000 software products from its various software publisher clients, including more than 30,000 software titles and more than 70,000 digital images and fonts. Through March 5, 1999, Digital River had completed more than 610,000 transactions for more than 490,000 unique end-users.

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

PATENTS AND TRADEMARKS

    The Company has obtained a registered and protectable mark on the name "Tech Squared-Registered Trademark-" from the U.S. Patent and Trademark Office. The Company also uses and claims rights to the names "Mirror-TM-", "Nu Design-TM-", "NuDesign Pro-TM-", "DTP Direct-TM-" and "Net Direct-TM-" to identify its products and services. Except with respect to "Tech Squared", the Company has not filed trademark registration applications or obtained registered and protectable marks on any of the foregoing names. There can be no assurance that any application, if filed, will result in the receipt of a registered and protectable mark.

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

MINING PROPERTIES

    The Company owns certain land or mining rights to land in two different areas in Montana, known to have historically produced gold and silver from mining operations. See "ITEM 2. Description of Property." The Company sold a portion of the property located near Virginia City, Montana in December 1998. The total remaining land area either owned or leased by the Company is approximately 1,900 acres. The

Company intends to continue soliciting offers for the remaining property, and does not intend to further develop these mining properties because it believes the cost and risks involved would be significant. The Company wrote down the value of the remaining assets by $538,000. See "ITEM 3. Legal Proceedings-- Hanover Gold Litigation".

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

    The Company's investment in Digital River is also subject to all of the risks associated with the business of Digital River, as published or announced by Digital River from time to time, including those set forth in Digital River's filings with the Securities and Exchange Commission, such as its recently-filed Form 10-K.

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

MANAGEMENT INFORMATION SYSTEMS

    The Company depends on the accuracy and proper use of its management information systems. Many of the Company's key functions depend on the quality and effective utilization of the information generated by its management information systems, including: --its ability to manage its inventory and accounts receivable collections; --its ability to purchase, sell and ship its products efficiently and on a timely basis; --its ability to maintain its operations. These systems require continual upgrades to most effectively manage the Company's operations and customer data base.

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

REDUCTIONS IN INCENTIVE PROGRAMS, SHIFTING OF INVENTORY RISK

    The Company acquires products for resale both directly from manufacturers and indirectly through distributors and other sources. Many of these manufacturers and distributors provide us with incentives such as supplier reimbursements, price protection payments, rebates and other similar arrangements. The increasingly competitive computer hardware market has already resulted in reduction and/or elimination of some of these incentive programs. For example, Apple has initiated a number of restrictions on resellers, including: --more restrictive price protection and other terms; and --reduced advertising allowances and incentives. Additionally, manufacturers are limiting return rights and are also taking steps to reduce their inventory exposure by supporting "build to order" programs authorizing distributors and resellers to assemble computer hardware under the manufacturers' brands. These trends reduce the costs to manufacturers and shift the burden of inventory risk to resellers like the Company which could negatively impact its business, financial condition and results of operations. In addition, certain Wintel manufacturers including Compaq Computer Corp. have recently expanded their direct sales efforts. The continuing impact of these matters may adversely affect the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION

    The Company currently collects Minnesota sales tax on sales made within the State of Minnesota. Various states have attempted to impose on direct marketers, the burden of collecting use taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose use tax collection obligations on an out-of-state mail order company whose only contact with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. If legislation is passed to overturn the United States Supreme Court's decision, the imposition of a use tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company, could result in price increases to the customer, and could have a material adverse effect on the Company.

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

    The Company owns rights in certain non-operating mining properties primarily in two locations. The Company disposed of a portion of its mining property in December 1998. The total land area still either owned or leased by the Company's Tabor subsidiary includes approximately 1,900 acres. The property, which is in and around the Alder Gulch, near Virginia City, Montana, includes a total of 58 unpatented lode-mining claims and 3 patented lode claims. Tabor also owns a 51% interest in 56 1/2 lode mining claims including 24 1/2 patented and 32 unpatented claims near Rimini, Montana approximately 20 miles southwest of Helena, Montana. See "ITEM 1 Business--Business of Issuer--Non Operating Assets."

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

YEAR                                                                  HIGH          LOW
----                                                                --------      --------
1998      Fourth quarter......................................       $3.78         $0.47
          Third quarter.......................................        7.63          1.00
          Second quarter......................................        4.00          1.44
          First quarter.......................................        2.44          1.38

1997      Fourth quarter......................................       $3.88         $0.57
          Third quarter.......................................        0.85          0.36
          Second quarter......................................        0.43          0.19
          First quarter.......................................        0.69          0.30

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

ITEM 6.  SELECTED FINANCIAL DATA


                                                             FOR THE FISCAL YEARS ENDED:
                                                 ----------------------------------------------------
                                                 1998(2)    1997(1)      1996       1995       1994
(IN THOUSANDS)                                   --------   --------   --------   --------   --------
Net Sales......................................  $38,800    $36,995    $37,387    $42,136    $46,645
Gross Profit...................................    4,971      4,467      3,911      3,285      5,867
Income/(loss) from operations..................     (864)       402       (849)    (1,511)       526
Net loss applicable to common shares...........     (567)    (1,032)      (651)    (1,652)       424
Net income/(loss) excluding Digital
  River(3)(4)..................................    1,294        344       (203)    (1,566)       416
Total assets...................................  117,444      7,600      8,620      9,739      8,971
Long term debt & long term portion of dividend
  payable to officer/shareholder...............       84        298        298        393         --
Redeemable preferred stock 12% cumulative
  Convertible..................................      248        217        198        185         --
Stockholders' equity...........................   70,457      2,190      1,214      2,238      1,982
Cash dividends declared per common share.......       --         --         --       0.13       0.03


------------------------

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

    The Company sells computer and peripheral products. The Company's business has historically been targeted primarily at the graphic arts market, which currently includes primarily Macintosh-related products. More recently, the Company's business has also been targeted at the intranet and external Internet network markets.

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

                                                                       TECH SQUARED INC.,
                                                                    INCLUDING DIGITAL RIVER
                                                              ------------------------------------
                                                                1998          1997          1996
                                                              --------      --------      --------
Net loss applicable to common shares........................   $ (567)      $(1,032)      $  (651)
Net loss per share applicable to common share...............   $(0.05)      $ (0.10)      $ (0.06)

    Summarized condensed consolidated financial information for Tech Squared Inc. excluding Digital River operations is as follows (in 000's, except per share information):

    BALANCE SHEET INFORMATION

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Current assets..............................................  $ 10,254    $5,465     $6,171
Total assets................................................   117,444     6,761      7,490
Current liabilities.........................................     6,841     4,895      5,945
Stockholders' equity........................................    70,457     1,351      1,254

    OPERATING INFORMATION

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Net sales...................................................  $38,800    $36,995    $37,276
Operating expenses..........................................    5,835      4,065      4,047
Net income/(loss)(1) .......................................    1,294        344       (203)
Per share...................................................  $  0.12    $  0.03    $ (0.02)

------------------------

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

    While the Company has exercised its best efforts to identify and remedy any potential Y2K exposures within its control, certain risks exist with vendors and suppliers which, to a significant extent, are beyond the immediate control of the Company. To date, the Company has not identified any vendors or suppliers who will not be Y2K compliant; however, this analysis is still in process. The Company plans to develop appropriate contingency plans if non-compliant vendors are identified. Failure to achieve timely completion of required modifications or conversions or failure of the third parties with whom the Company has relationships (e.g., vendors, clients, credit card processors) to be Y2K compliant could have a material affect on the financial condition and operations of the Company. The Company, however, is unable to assess disruption that may occur as a result of supplier's and customer's non-compliance. Because the Company markets products manufactured by multiple sources and typically sells the products as "packages', Y2K problems affecting the Company's vendors may have a significant affect on the Company. In addition, customers may delay purchase decisions because of the uncertainty about Y2K issues.


ITEM 7A.  MARKET RISK DISCLOSURES



    The Company's primary exposure to market risk relates to potential fluctuations in the price of it's 3,000,000 shares of Digital River, Inc. common stock that it holds through a bargain purchase option. The fair value of the Digital River common stock could decrease and result in a reduction of the Company's net assets and comprehensive income. The Company does not enter into derivatives or other financial instruments.



    The 3,000,000 Digital River shares are valued at $66,051,000 (net of deferred taxes of $40,449,000) in Tech Squared's balance sheet as of December 31, 1998. That valuation was based upon the closing market price of Digital River common stock of $35.50 per share on December 31, 1998. A $5 and $10 per share reduction in the market price of the Digital River common stock would result in a $9,420,000 and

$18,840,000 reduction, respectively, in the net assets and comprehensive income of Tech Squared. Such a decrease would not impact net loss or cash flows.


ITEM 8.  FINANCIAL STATEMENTS


    The balance sheets of the Company as of December 31, 1998 and 1997, and the related statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998 are included in this report on pages 21 to 36. The index to the financial statements appears on page 21. The financial statements were audited by Arthur Andersen LLP, whose related report of independent accountants appears on page 22.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None

                       TECH SQUARED INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     22
Consolidated Balance Sheets.................................     23
Consolidated Statements of Operations.......................     24
Consolidated Statements of Comprehensive Income (Loss)......     25
Consolidated Statements of Stockholders' Equity.............     26
Consolidated Statements of Cash Flows.......................     27
Notes to Consolidated Financial Statements..................     28

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

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
  February 19, 1999

                       TECH SQUARED INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31

                                                                  1998          1997
                                                              ------------   ----------
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  4,436,276   $      300
  Restricted cash...........................................       229,466      143,623
  Available-for-sale securities.............................            --      467,438
  Trade accounts receivable, less allowance for doubtful
    accounts of $365,000 and $180,000, respectively.........     3,387,907    2,727,883
  Inventories...............................................     1,783,905    1,890,480
  Prepaids and other current assets.........................       416,666      234,936
                                                              ------------   ----------
      Total current assets..................................    10,254,220    5,464,660
Property and Equipment, net.................................       499,874      346,419
Receivable From Officer/Stockholder.........................            --      201,512
Mining Assets...............................................       190,000      748,276
Investment in Digital River.................................   106,500,000      839,202
                                                              ------------   ----------
                                                              $117,444,094   $7,600,069
                                                              ============   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit..................................  $      7,395   $  765,728
  Current maturities of long-term debt......................        15,000       80,000
  Accounts payable..........................................     5,008,449    2,816,959
  Accrued compensation and benefits.........................       205,156      239,748
  Other accrued expenses....................................     1,404,776      791,743
  Dividend payable to officer/shareholder...................       200,000      200,721
                                                              ------------   ----------
      Total current liabilities.............................     6,840,776    4,894,899
Dividend Payable to Officer/Shareholder.....................        83,857      283,136
Long-Term Debt, less current maturities.....................            --       15,000
Deferred Income Taxes.......................................    39,815,000           --
Redeemable Preferred Stock, 12% cumulative convertible, $1
  par value, 1,000,000 shares authorized; 160,000 shares
  issued and outstanding....................................       247,744      216,700
                                                              ------------   ----------
Commitments and Contingencies (Note 7)
Stockholders' Equity:
  Common stock, no par value, 25,000,000 shares authorized;
    11,603,075 and 10,375,037 shares issued and outstanding,
    respectively............................................     3,990,200    3,189,436
  Stock subscription receivable.............................      (284,000)          --
  Retained earnings (accumulated deficit)...................     2,894,345     (912,539)
  Unrealized gain (loss) on available-for-sale securities...    63,856,172      (86,563)
                                                              ------------   ----------
      Total stockholders' equity............................    70,456,717    2,190,334
                                                              ------------   ----------
                                                              $117,444,094   $7,600,069
                                                              ============   ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                       TECH SQUARED INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31

                                                           1998          1997          1996
                                                        -----------   -----------   -----------
Net sales.............................................  $38,800,270   $36,995,277   $37,386,715
Cost of sales.........................................   33,829,265    32,527,878    33,475,525
                                                        -----------   -----------   -----------
      Gross profit....................................    4,971,005     4,467,399     3,911,190
                                                        -----------   -----------   -----------
Selling and marketing expenses........................    3,101,205     1,882,729     2,083,961
General and administrative expenses...................    2,734,190     2,182,458     2,676,190
                                                        -----------   -----------   -----------
      Total operating expenses........................    5,835,395     4,065,187     4,760,151
                                                        -----------   -----------   -----------
Income (loss) from operations.........................     (864,390)      402,212      (848,961)
Gain on sale of securities............................    3,780,872        26,646            --
Loss on mining assets.................................     (538,276)           --            --
Interest expense, net.................................      (96,677)      (85,078)      (43,068)
Equity in loss from Digital River.....................   (1,829,207)   (1,356,370)           --
                                                        -----------   -----------   -----------
  Income (loss) before income taxes and minority
    interest
    in losses of Digital River........................      452,322    (1,012,590)     (892,029)
Provision for income taxes............................      988,000            --            --
                                                        -----------   -----------   -----------
  Loss before minority interest.......................     (535,678)   (1,012,590)     (892,029)
Minority interest in losses of Digital River..........           --            --       275,634
                                                        -----------   -----------   -----------
  Net loss............................................     (535,678)   (1,012,590)     (616,395)
Preferred stock dividends.............................       31,045        19,200        35,000
                                                        -----------   -----------   -----------
  Net loss applicable to common shares................  $  (566,723)  $(1,031,790)  $  (651,395)
                                                        ===========   ===========   ===========
Net loss per common share, basic and diluted..........  $     (0.05)  $      (.10)  $      (.06)
                                                        ===========   ===========   ===========
Weighted average common shares outstanding, basic
  and diluted.........................................   11,050,724    10,374,870    10,374,870
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       TECH SQUARED INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                        FOR THE YEARS ENDED DECEMBER 31

                                                             1998          1997         1996
                                                          -----------   -----------   ---------
Net loss................................................  $  (535,678)  $(1,012,590)  $(616,395)
                                                          -----------   -----------   ---------
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities--
    Unrealized holding gains (losses) arising during
      the year..........................................   67,723,607      (199,917)   (260,000)
    Less--Reclassification adjustment for gains included
      in net loss.......................................   (3,780,872)      (26,646)         --
                                                          -----------   -----------   ---------
Other comprehensive income (loss).......................   63,942,735      (226,563)   (260,000)
                                                          -----------   -----------   ---------
Comprehensive income (loss).............................  $63,407,057   $(1,239,153)  $(876,395)
                                                          ===========   ===========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       TECH SQUARED INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        FOR THE YEARS ENDED DECEMBER 31

                                                                                          RETAINED
                                                    COMMON STOCK            STOCK         EARNINGS
                                               -----------------------   SUBSCRIPTION   (ACCUMULATED
                                                 SHARES       AMOUNT      RECEIVABLE      DEFICIT)
                                               ----------   ----------   ------------   ------------
Balance, December 31, 1995...................  10,374,870   $3,302,066    $       --    $ (1,463,569)
  Net loss...................................          --           --            --        (616,395)
  Payment for shares to effect Jaguar Group,
    Ltd. merger..............................          --     (193,485)           --              --
  Preferred stock dividends..................          --           --            --         (35,000)
  Final allocation of purchase price to
    effect Jaguar Group, Ltd. merger.........          --       80,522            --              --
  Net change in unrealized loss on
    available-for-sale securities............          --           --            --              --
                                               ----------   ----------    ----------    ------------
Balance, December 31, 1996...................  10,374,870    3,189,103            --      (2,114,964)
  Net loss                                             --           --            --      (1,012,590)
  Gain on sale of stock by Digital River.....          --           --            --       2,234,215
  Preferred stock dividends..................          --           --            --         (19,200)
  Warrants exercised.........................         167          333            --              --
  Net change in unrealized loss on
    available-for-sale securities............          --           --            --              --
                                               ----------   ----------    ----------    ------------
Balance, December 31, 1997...................  10,375,037    3,189,436            --        (912,539)
  Net loss...................................          --           --            --        (535,678)
  Preferred stock dividends..................          --           --            --         (31,045)
  Payment for options exercised..............   1,228,038      800,764      (284,000)             --
  Gain on sale of stock by Digital River.....          --           --            --       4,373,607
  Net change in unrealized gain on
    available-for-sale securities............          --           --            --              --
                                               ----------   ----------    ----------    ------------
Balance, December 31, 1998...................  11,603,075   $3,990,200    $ (284,000)   $  2,894,345
                                               ==========   ==========    ==========    ============

                                                                UNREALIZED
                                                              GAIN (LOSS) ON
                                                                SECURITIES        TOTAL
                                                              --------------   -----------
Balance, December 31, 1995..................................   $   400,000     $ 2,238,497
  Net loss..................................................            --        (616,395)
  Payment for shares to effect Jaguar Group, Ltd. merger....            --        (193,485)
  Preferred stock dividends.................................            --         (35,000)
  Final allocation of purchase price to effect Jaguar Group,
    Ltd. merger.............................................            --          80,522
  Net change in unrealized loss on available-for-sale
    securities..............................................      (260,000)       (260,000)
                                                               -----------     -----------
Balance, December 31, 1996..................................       140,000       1,214,139
  Net loss..................................................            --      (1,012,590)
  Gain on sale of stock by Digital River....................            --       2,234,215
  Preferred stock dividends.................................            --         (19,200)
  Warrants exercised........................................            --             333
  Net change in unrealized loss on available-for-sale
    securities..............................................      (226,563)       (226,563)
                                                               -----------     -----------
Balance, December 31, 1997..................................       (86,563)      2,190,334
  Net loss..................................................            --        (535,678)
  Preferred stock dividends.................................            --         (31,045)
  Payment for options exercised.............................            --         516,764
  Gain on sale of stock by Digital River....................            --       4,373,607
  Net change in unrealized gain on available-for-sale
    securities..............................................    63,942,735      63,942,735
                                                               -----------     -----------
Balance, December 31, 1998..................................   $63,856,172     $70,456,717
                                                               ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       TECH SQUARED INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31

                                                               1998           1997          1996
                                                            -----------   ------------   ----------
Operating Activities:
  Net loss................................................  $  (535,678)  $ (1,012,590)  $ (616,395)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities-....................
    Depreciation and amortization.........................      174,931        191,737      244,599
    Equity in losses of Digital River.....................    1,829,207      1,356,370           --
    Gain on sale of securities............................   (3,780,872)       (26,646)          --
    Minority interest in Digital River....................           --             --     (275,634)
    Loss on mining assets.................................      538,276             --           --
    Change in operating assets and liabilities:
      Trade accounts receivable...........................     (660,024)       151,317     (573,104)
      Inventories.........................................      106,575         16,066    1,612,822
      Prepaids and other current assets...................     (181,730)       110,787      173,297
      Accounts payable....................................    2,191,490     (1,457,016)    (511,199)
      Accrued compensation and benefits...................      (34,592)        52,098       44,804
      Other accrued expenses..............................      730,033        280,090      (32,865)
                                                            -----------   ------------   ----------
        Net cash provided by (used in) operating
          activities......................................      377,616       (337,787)      66,325
                                                            -----------   ------------   ----------
Investing Activities:
  Change in restricted cash...............................      (85,843)      (143,623)          --
  Purchase of property and equipment......................     (345,012)      (168,016)    (244,047)
  Patents and organization costs..........................           --             --      (27,964)
  Proceeds from sale of securities........................    4,709,272        272,646           --
  Proceeds from sale of mining assets.....................       20,000             --           --
  Decrease in cash due to deconsolidation of Digital
    River.................................................            -       (799,721)          --
  Change in officer/stockholder receivable................      201,512             --        4,288
                                                            -----------   ------------   ----------
    Net cash provided by (used in) investing activities...    4,499,929       (838,714)    (267,723)
                                                            -----------   ------------   ----------
Financing Activities:
  Net borrowings (payments) on revolving line of credit...     (758,333)       486,363     (377,277)
  Issuance of common stock, net...........................      516,764             --           --
  Stock repurchase........................................           --             --      (37,500)
  Dividends paid..........................................     (200,000)      (208,120)    (200,730)
  Proceeds from issuance of Digital River long-term debt,
    net...................................................           --             --      848,093
                                                            -----------   ------------   ----------
    Net cash provided by (used in) financing activities...     (441,569)       278,243      232,586
                                                            -----------   ------------   ----------
Increase (decrease) in cash and cash equivalents..........    4,435,976       (898,258)      31,188
Cash and cash equivalents, beginning of year..............          300        898,558      867,370
                                                            -----------   ------------   ----------
Cash and cash equivalents, end of year....................  $ 4,436,276   $        300   $  898,558
                                                            ===========   ============   ==========
Supplemental cash flow information:
  Cash paid for interest..................................  $   112,770   $     93,970   $   50,375
  Cash paid for income taxes..............................           --             --           --
Noncash Financing Activities:
  Dividends accrued.......................................       31,045         19,200       35,000
  Noncash repurchase of shares............................           --             --      178,485
  Stock subscription receivable...........................      284,000             --           --
Decrease in various accounts upon deconsolidation of
  Digital River:
  Prepaids and other current assets.......................           --         (8,934)          --
  Property and equipment..................................           --       (106,617)          --
  Debt issuance costs.....................................           --       (147,413)          --
  Patents and organization costs..........................           --       (133,488)          --
  Convertible debentures..................................           --       (998,750)          --
  Accounts payable........................................           --       (142,445)          --
  Other accrued liabilities...............................           --        (93,621)          --

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

                                                       YEAR ENDED DECEMBER 31
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
Increase to investment in Digital River..............  $6,964,607   $2,234,215
Deferred income taxes................................   2,591,000           --
                                                       ----------   ----------
Gain on sale.........................................  $4,373,607   $2,234,215
                                                       ==========   ==========


    On August 11, 1998, Digital River completed an initial public offering of 3,000,000 shares of common stock. This caused the Company's ownership to decrease to approximately 19%. As of August 12, 1998, the Company began accounting for its investment in Digital River as an available-for-sale security in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is valued at $35.50 per share, the closing market price at December 31, 1998. In December 1998, the Company participated in Digital River's follow-up offering by selling 200,000 shares, further reducing the Company's ownership to approximately 15% as of December 31, 1998. The sale of 200,000 shares in December 1998 resulted in proceeds of $4.4 million and a realized gain of $4,048,000 which is recorded as gain on sale of securities in the accompanying statement of operations. The cost of the shares was determined using the historical cost for financial reporting purposes. Unrealized holding gains and losses are recognized in comprehensive income, net of deferred taxes. The cost and gross unrealized holding gains related to the Digital River shares was $5,610,000 and $100,890,000

                       TECH SQUARED INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


as of December 31, 1998. Deferred income taxes recorded on the balance sheet related to the Digital River shares totaled $40,449,000 as of December 31, 1998.


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

                       TECH SQUARED INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

    Property and equipment consisted of the following at December 31:

                                                         1998          1997
                                                      -----------   -----------
Furniture and equipment.............................  $ 1,551,112   $ 1,224,304
Leasehold improvements..............................      159,134       140,929
                                                      -----------   -----------
                                                        1,710,246     1,365,233
Less--Accumulated depreciation and amortization.....   (1,210,372)   (1,018,814)
                                                      -----------   -----------
                                                      $   499,874   $   346,419
                                                      ===========   ===========

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

                       TECH SQUARED INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

    CAM DESIGNS, INC.


    Cam Designs, Inc. (Cam Designs), a Delaware corporation, is the parent company of MGA Holdings Ltd., a United Kingdom corporation which designs, engineers and prototypes tools for the automobile and aerospace industries. During 1998, the Company sold a portion of its holdings of Cam Designs stock for $288,600, resulting in realized gains of approximately $5,000. Cost was determined using the average cost method. In October 1998, Cam Designs announced that its United Kingdom companies were placed in receivership because Cam Designs could not secure adequate bank financing. Due to Cam Designs distressed financial situation, the Company wrote off the balance of the Cam Designs stock during 1998 and recognized a loss of $272,000.


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


    Unrealized gains and losses resulting from the Cam Designs holdings are recorded in other comprehensive income in the accompanying financial statements. Unrealized holding gains (losses) were $0, ($87,000), and $140,000 as of December 31, 1998, 1997, and 1996, respectively. The cost of the shares for

                       TECH SQUARED INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

2. INVESTMENTS: (CONTINUED)


financial reporting purposes was $0, $574,000, and $800,000 as of December 31, 1998, 1997, and 1996, respectively.


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

    Long-term debt consisted of the following at December 31:

Note payable, with interest at 7.5%......................  $ 15,000   $ 95,000
Less--Current portion....................................   (15,000)   (80,000)
                                                           --------   --------
                                                           $     --   $ 15,000
                                                           ========   ========

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

                       TECH SQUARED INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

4. INCOME TAXES: (CONTINUED)

    A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows for the years ended December 31:

                                                 1998       1997       1996
                                               --------   --------   --------
U.S. statutory rate..........................      34.0%     (34.0)%    (34.0)%
State taxes, net of federal benefit..........       3.2       (3.2)      (3.2)
Digital River net losses.....................     181.2       49.7       20.0
Increase (decrease) in valuation allowance...        --      (12.5)      17.2
                                               --------   --------   --------
Effective income tax rate....................     218.4%        --%        --%
                                               ========   ========   ========

    Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                        1998           1997
                                                    -------------   -----------
Deferred tax assets:
  Inventories.....................................  $     114,000   $   159,000
  Accrued expenses and reserves...................        292,000       184,000
  Net operating loss carryforwards and credits....        853,000       999,000
  Investments.....................................        664,000       684,000
                                                    -------------   -----------
                                                        1,923,000     2,026,000
  Deferred tax valuation allowance................     (1,183,000)   (1,183,000)
                                                    -------------   -----------
Total deferred tax assets.........................        740,000       843,000
                                                    -------------   -----------
Deferred tax liabilities:
  Depreciation and other..........................       (106,000)      (12,000)
  Investment in Digital River.....................    (40,449,000)     (831,000)
                                                    -------------   -----------
Total deferred tax liabilities....................    (40,555,000)     (843,000)
                                                    -------------   -----------
Net deferred tax liability........................  $ (39,815,000)  $        --
                                                    =============   ===========

5. STOCK OPTIONS AND WARRANTS:

    MACUSA PLAN

    In 1995, the Company's stockholders approved the MacUSA 1995 Stock Option Plan (the "MacUSA Plan"), reserving and granting options for 2,870,016 shares of the Company's common stock. Options granted under the MacUSA Plan have been granted at the current market price on the date of grant. Such options generally vest six years from the date of grant and may vest earlier in the event certain targeted net income is achieved. At December 31, 1998, 199,996 of these options remain outstanding.

    TECH SQUARED INC. 1995 STOCK OPTION PLAN

    In December 1995, the Company's board of directors approved the Tech Squared Inc. 1995 Stock Option Plan (the 1995 Plan) and reserved 2,500,000 shares for future grant. In July 1997, the Company's board of directors approved an increase to the maximum number of shares available for grant under the

                       TECH SQUARED INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

5. STOCK OPTIONS AND WARRANTS: (CONTINUED)

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

    A summary of the Company's various stock option plans at year-end, with changes during the year then ended, is as follows (see Notes 10 and 12):

                                                 1998                     1997                     1996
                                        ----------------------   ----------------------   ----------------------
                                                      WEIGHTED                 WEIGHTED                 WEIGHTED
                                                      AVERAGE                  AVERAGE                  AVERAGE
                                                      EXERCISE                 EXERCISE                 EXERCISE
                                          SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                        -----------   --------   -----------   --------   -----------   --------
Outstanding, beginning of year........    5,661,484    $0.89       6,201,958    $1.18       6,974,468    $1.27
  Granted.............................    1,561,500     1.54       1,354,000     0.75       1,602,500     0.75
  Exercised...........................   (1,228,038)    0.78              --       --              --       --
  Forfeited/canceled..................   (1,541,972)    1.08      (1,894,474)    1.72      (2,375,010)    0.75
                                        -----------    -----     -----------    -----     -----------    -----
Outstanding, end of year..............    4,452,974    $1.06       5,661,484    $ .89       6,201,958    $1.18
                                        ===========    =====     ===========    =====     ===========    =====
Exercisable, end of year..............    2,784,838    $0.83       2,002,366    $ .99       3,066,958    $1.51
                                        ===========    =====     ===========    =====     ===========    =====
Weighted average fair value of
  employee options granted............                 $1.54                    $ .50                    $ .22
                                                       =====                    =====                    =====

    The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                            1998           1997          1996
                                         -----------   ------------   ----------
Net loss:
  As reported..........................  $  (535,678)  $ (1,012,590)  $ (616,395)
  Pro forma............................   (2,425,937)    (1,453,394)    (884,399)

Basic and diluted loss per share:
  As reported..........................  $      (.05)  $       (.10)  $     (.06)
  Pro forma............................         (.22)          (.14)        (.09)

                       TECH SQUARED INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

5. STOCK OPTIONS AND WARRANTS: (CONTINUED)

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

6. STOCKHOLDERS' EQUITY:


    The Company's redeemable preferred stock carries a 12% cumulative dividend payable quarterly, is convertible into common stock at any time for $12.50 per share, carries a preference on liquidation or dissolution of the Company, and has equal voting rights with the Company's outstanding common stock. The Company is obligated to pay $1.00 per share plus accrued but unpaid dividends upon redemption of the redeemable preferred stock. As of December 31, 1998, the redemption value of the preferred stock ($160,000) plus accrued but unpaid dividends ($88,000) totaled $247,744. The preferred shares are callable by the Company at any time with 60 days' written notice, and all outstanding shares must be redeemed by 2002. The Company has no obligation to redeem the preferred stock prior to 2002. In 1996, the Company redeemed 25,000 shares of preferred stock for total consideration of $22,500.


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

                       TECH SQUARED INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information about each of the Company's directors and executive officers:

NAMES OF DIRECTORS, OFFICERS                  AGE             PRINCIPAL OCCUPATION          DIRECTOR SINCE
----------------------------                --------   ----------------------------------   --------------
Joel A. Ronning...........................     42      Chairman of the Board                    1995
Charles E. Reese, Jr. ....................     45      President, Chief Executive Officer       1996
                                                       and Chief Operating Officer
Jeffrey F. Martin.........................     43      Chief Financial Officer                   N/A
Richard J. Runbeck........................     53      Director                                 1996
Perry W. Steiner..........................     33      Director                                 1998

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

SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934--BENEFICIAL OWNERSHIP AND COMPLIANCE

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

                                                                                          LONG TERM
                                                      ANNUAL COMPENSATION($)           COMPENSATION(#)
                                                -----------------------------------   ------------------
                                                                      OTHER ANNUAL        SECURITIES          ALL OTHER
NAME AND POSITION                      YEAR      SALARY     BONUS     COMPENSATION    UNDERLYING OPTIONS   COMPENSATION($)
-----------------                    --------   --------   --------   -------------   ------------------   ----------------
Joel A. Ronning(1)(2)..............    1998          16    201,512       4,100(3)         1,000,000           19,600(4)
  Chairman of the Board                1997          16         --      13,250(3)                --           19,600(4)
                                       1996         298         --      13,250(3)                --            9,800(4)

Charles E. Reese, Jr. .............    1998     135,000         --          --                   --               --
  President and Chief                  1997     132,014         --          --            1,000,000               --
  Operating Officer

Richard J. Apple(5)................    1998     126,250      2,219          --                   --               --

------------------------------

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

OPTION GRANTS DURING THE FISCAL YEAR ENDED DECEMBER 31, 1998

    The following table sets forth information with respect to each option granted to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 1998:

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                                                                                            ANNUAL RATES OF
                                                                                              STOCK PRICE
                                           PERCENTAGE OF TOTAL                             APPRECIATION FOR
                                           OPTIONS GRANTED TO                               OPTION TERM(1)
                                OPTIONS         EMPLOYEES        EXERCISE   EXPIRATION   ---------------------
NAME                            GRANTED        FISCAL YEAR        PRICE        DATE         5%          10%
----                           ---------   -------------------   --------   ----------   ---------   ---------
                                  (#)         (%)                 ($)                      ($)         ($)
Joel A. Ronning(2)...........  1,000,000           64              1.50     9/1/2004      340,096     771,561
Charles E. Reese.............         --           --                --        --              --          --
Richard J. Apple.............         --           --                --        --              --          --

------------------------

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

AGGREGATE OPTIONS EXERCISED IN THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND
  OPTION VALUES AT DECEMBER 31, 1998

    The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's fiscal year ended December 31, 1998, and the number and value of options to purchase shares of Common Stock held as of December 31, 1998, by the executive officers named in the Summary Compensation Table:

                                                                                         VALUE OF UNEXERCISED
                                                                                             IN-THE-MONEY
                             NUMBER OF                       NUMBER OF OPTIONS                OPTIONS AT
                              SHARES                       AT DECEMBER 31, 1998          DECEMBER 31, 1998(2)
                             ACQUIRED        VALUE      ---------------------------   ---------------------------
NAME                        ON EXERCISE   REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   -----------   -----------   -------------   -----------   -------------
                               (#)           ($)           (#)           (#)             ($)            ($)
Joel A. Ronning...........         --            --      1,199,996             0       1,897,992              0
Charles E. Reese..........         --            --        675,000       375,000       1,518,750        843,750
Richard J. Apple..........     50,000       112,500        175,000       775,000         393,750      1,743,750

------------------------

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

DIRECTOR COMPENSATION

    Upon initial election to the Board of Directors, each non-employee director automatically receives an option to purchase 50,000 shares of Common Stock under the Tech Squared Inc. 1995 Non-Employee Director Option Plan (the "Director Plan"). The Director Plan was amended in December 1998 to allow the Board of Directors to vary the number of Shares issuable upon exercise of the option granted to each new director and to vary other terms of such options. Options granted under the Director Plan, unless otherwise detained by the Board of Directors, have an exercise price equal to the fair market value of one share of Common Stock on the date of grant. Unless otherwise determined by the Board of Directors, the options become exercisable in three equal installments on each of the date of initial election to the Board of Directors and the first two anniversaries of the date of such election. Options vest and become exercisable only if the director is a member of the Board of the Directors on the vesting date. Options granted under the Director Plan expire seven years from the date of grant. Upon his election as a director of the Company in June 1996, Mr. Reese was granted an option to purchase 50,000 shares under the Director Plan. All of such options have vested. Upon his election as a director of the Company in July 1996, Mr. Runbeck was granted an option to purchase 50,000 shares under the Director Plan, all of such options have vested. Additionally, in December 1998, Mr. Runbeck was granted an option to purchase an additional 50,000 shares under the Director Plan at an exercise price of $2.25 per share. Such options vested immediately upon grant. Upon his election as a director of the Company in December 1998, Mr. Steiner was granted an option to purchase 60,000 shares under the Director Plan at an exercise price of $2.25 per share. Such option vested immediately upon grant.

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

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

          TECH SQUARED, INC.  NASDAQ RETAIL TRADE STOCKS  NASDAQ STOCK MARKET (US COMPANIES)
5/12/95                  100                         100                                 100
12/29/95                  67                         109                                 124
12/31/96                  17                         130                                 152
12/31/97                 130                         153                                 186
12/31/98                 160                         186                                 262

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

                                                                            SHARES OF
                                                SHARES OF COMMON         PREFERRED STOCK
                                               STOCK BENEFICIALLY         BENEFICIALLY          TOTAL VOTING SHARES
                                                    OWNED(1)                OWNED(1)           BENEFICIALLY OWNED(2)
                                             ----------------------   ---------------------   -----------------------
                                                         PERCENT OF              PERCENT OF                PERCENT OF
         NAME OF BENEFICIAL OWNER             AMOUNT       CLASS       AMOUNT      CLASS        AMOUNT       TOTAL
-------------------------------------------  ---------   ----------   --------   ----------   ----------   ----------
Joel A. Ronning(3).........................  6,574,022      49.4%         --          --      6,574,022      48.8%
Charles E. Reese, Jr.(4)...................    625,000       4.9%         --          --        625,000       4.8%
Richard J. Runbeck(5)......................    100,000          *         --          --        100,000          *
Perry W. Steiner(6)........................     60,000          *         --          --         60,000          *
Rick Apple(7)..............................    225,000       1.8%         --          --        225,000       1.8%
All Directors and Executive Officers as a
  Group (5 persons)(8).....................  7,584,022      53.7%         --          --      7,584,022      52.4%

------------------------

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

                                                                                SHARES OF
                                                    SHARES OF COMMON         PREFERRED STOCK          TOTAL VOTING
                                                   STOCK BENEFICIALLY         BENEFICIALLY         SHARES BENEFICIALLY
                                                        OWNED(1)                OWNED(1)                OWNED(2)
                                                  ---------------------   ---------------------   ---------------------
                NAME AND ADDRESS                             PERCENT OF              PERCENT OF              PERCENT OF
              OF BENEFICIAL OWNER                  AMOUNT      CLASS       AMOUNT      CLASS       AMOUNT      TOTAL
------------------------------------------------  --------   ----------   --------   ----------   --------   ----------
Ginger Elliot ..................................      --          --       60,000       37.5%      60,000        *
  P.O. Box 1036
  Kirtland, NM 87417
Betty Plattner .................................      --          --       50,000       31.3%      50,000        *
  1414 Highland Dr.
  Solana Beach, CA 92075
Lela D. McCauley ...............................      --          --       20,000       12.5%      20,000        *
  P.O. Box 574
  Okmulgee, OK 74447
Marianne M. Long, as Trustee for
  Lauren A. Long and Kathryn W. Long............      --          --       20,000       12.5%      20,000        *
Zelmay Long ....................................      --          --       10,000        6.3%      10,000        *
  1733 S. Florence Av.
  Tulsa, OK 74104

------------------------

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

    DIGITAL RIVER LEASE AND FULFILLMENT SERVICES.  During 1998 and until
April 1999, Digital River occupied up to approximately 7,000 square feet of warehouse space at the Company's corporate headquarters. Prior to August 1998, the offices of Digital River were also located in the Company's facilities. The Company billed Digital River for the leased space and certain related costs such as direct labor costs, phone services, general liability insurance and janitorial services through an administrative charge. Total charges by the

Company to Digital River for administrative expenses were approximately $207,000, $160,000 and $82,000 in 1998, 1997 and 1996, respectively.

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

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
    Only exhibits filed with this Amendment to Form 10K are listed.

        ITEM
         NO.                      DESCRIPTION
---------------------   -------------------------------
23.1                    Consent of Arthur Andersen LLP.

(B) REPORTS ON FORM 8-K
    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       TECH SQUARED INC.

Date: October 28, 1999                                 By:          /s/ CHARLES E. REESE, JR.
                                                            -----------------------------------------
                                                                      Charles E. Reese, Jr.
                                                               PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                                                     CHIEF OPERATION OFFICER

Date: October 28, 1999                                 By:            /s/ JEFFREY F. MARTIN
                                                            -----------------------------------------
                                                                        Jeffrey F. Martin
                                                                     CHIEF FINANCIAL OFFICER
                                                                 AND PRINCIPAL ACCOUNTING OFFICER


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                 SIGNATURE AND TITLE                     DATE EXECUTED
                 -------------------                     -------------
                 /s/ JOEL A. RONNING
     -------------------------------------------        October 28, 1999
              Joel A. Ronning, Director

              /s/ CHARLES E. REESE, JR.
     -------------------------------------------        October 28, 1999
           Charles E. Reese, Jr., Director

                /s/ JEFFREY F. MARTIN
     -------------------------------------------        October 28, 1999
             Jeffrey F. Martin, Director

               /s/ RICHARD J. RUNBECK
     -------------------------------------------        October 28, 1999
              Richard Runbeck, Director