Form 10-Q
period 1999-09-30
TECH SQUARED INC
filed 1999-11-15
CIK 939077

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: September 30, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT.

Commission File Number: 0-25602

Tech Squared Inc.
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation)	41-1591872 (IRS Employer Identification No.)

6690 Shady Oak Road
Eden Prairie, Minnesota 55344
(Address of principal executive offices)

(612) 832-5622
(Registrant's telephone number)

    Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of the close of business on November 2, 1999, 13,793,703 shares of Common Stock, no par value, of the Company were outstanding.

TECH SQUARED INC.
INDEX

Item 1.  Financial Statements

Tech Squared Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,433,117	$4,436,276
Restricted cash	126,923	229,466
Accounts receivable, net of allowance for doubtful receivables of $510,000 and $365,000 respectively	3,325,666	3,387,907
Inventories	1,538,431	1,783,905
Prepaids and other current assets	533,528	416,666

Total Current Assets	6,957,665	10,254,220
Property and equipment, net	458,474	499,874
Mining assets	—	190,000
Investment in Digital River	65,250,000	106,500,000

	$72,666,139	$117,444,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Revolving line of credit	$337,375	$7,395
Current maturities of long term debt	—	15,000
Accounts payable	3,518,947	5,008,449
Accrued compensation and benefits	166,396	205,156
Accrued expenses	880,878	1,404,776
Dividends payable to officer/shareholder	—	200,000

Total Current Liabilities	4,903,596	6,840,776
Dividends payable to officer/shareholder	—	83,857
Deferred income taxes	24,470,000	39,815,000
Redeemable preferred stock, 12% cumulative convertible, $1 par value; 1,000,000 shares authorized; 0 and 160,000 shares issued and outstanding	—	247,744
Stockholders' Equity:
Common stock: no par value; 25,000,000 shares authorized 13,730,453 and 11,039,179 issued and outstanding	—	—
Additional paid-in capital	6,945,599	3,990,200
Stock subscription receivable	(725,000)	(284,000)
Retained earnings	(879,228)	2,894,345
Unrealized gain on available-for-sale securities	37,951,172	63,856,172

Total Stockholders' Equity	43,292,543	70,456,717

	$72,666,139	$117,444,094

See accompanying notes to financial statements.

Tech Squared Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 1999	September 30, 1998	September 30, 1999	September 30, 1998
Net Sales	$11,547,034	$9,721,350	$33,166,578	$27,816,363
Cost of sales	10,299,071	8,477,919	29,267,366	24,293,303

Gross profit	1,247,963	1,243,431	3,899,212	3,523,060
Selling and marketing expenses	497,169	817,110	1,899,125	2,101,104
General and administrative expenses	3,544,100	734,455	5,631,139	1,781,535

Total Operating Expenses	4,041,269	1,551,565	7,530,264	3,882,639

Loss from operations	(2,793,306)	(308,134)	(3,631,052)	(359,579)
Interest income/(expense), net	18,321	(32,515)	52,834	(74,021)
Investment income	—	(271,200)	2,048	(266,589)
Loss on mining assets	—	—	(145,947)	—
Equity in losses of Digital River	—	(370,029)	—	(1,829,207)

Net loss	$(2,774,985)	$(981,878)	$(3,722,117)	$(2,529,396)
Preferred stock dividends	$36,591	—	$51,456	—

Net loss applicable to common shares	$(2,811,576)	$(981,878)	$(3,773,573)	$(2,529,396)

Net loss per common share, basic and diluted	$(0.22)	$(0.09)	$(0.30)	$(0.23)

Weighted average shares outstanding, basic and diluted	12,853,909	11,212,665	12,270,052	10,923,462

See accompanying notes to financial statements.

Tech Squared Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 1999	September 30, 1998
Cash Flows From Operating Activities:
Net Loss	$(3,722,117)	$(2,529,396)
Non-cash items included in loss:
Depreciation and amortization	160,097	134,320
Equity in losses of Digital River	—	1,829,207
Non-cash compensation charges	1,894,923	—
Loss on sale of available-for-sale securities	—	266,589
Loss on sale of mining assets	140,000	—
Changes In Operating Assets And Liabilities:
Accounts receivable, net	62,241	97,616
Inventories	245,474	(452,296)
Prepaid and other current assets	(116,862)	(149,461)
Accounts payable	(1,489,502)	1,026,834
Accrued compensation and benefits	(38,760)	(38,323)
Other accrued expenses	(651,098)	(228,519)

Net Cash Used In Operating Activities	(3,515,604)	(43,429)

Cash Flows From Investing Activities:
Change in restricted cash	102,543	(53,554)
Purchases of property and equipment	(118,698)	(216,036)
Proceeds from sale of available-for-sale securities	—	287,411
Sale of mining assets	50,000	—

Net Cash Provided By Investing Activities	33,845	17,821

Cash Flows From Financing Activities:
Net change in revolving line of credit	329,980	15,625
Stock options exercised, net	619,477	227,920
Redemption of preferred stock	(187,000)	—
Dividends paid	(283,857)	(200,000)

Net Cash Provided By Financing Activities	478,600	43,545

Net Increase (Decrease) In Cash	(3,003,159)	17,937
Cash At Beginning Of Period	4,436,276	300

Cash At End Of Period	$1,433,117	$18,237

Supplemental cash flow information:
Cash paid for interest	$43,074	$75,895

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1999

NOTE 1—BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K, as amended.

NOTE 2—INVENTORIES

    The Company's inventories consist primarily of goods held for resale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

NOTE 3—DIGITAL RIVER

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

    In July 1999, the Company completed a cashless exercise of the Digital River option by surrendering its right to one share of Digital River common stock in exchange for 2,999,999 shares of Digital River common stock. Subsequently, the Company purchased one share of Digital River stock to bring its investment in Digital River to 3,000,000 shares, which represents ownership of approximately 15% of Digital River as of September 30, 1999.

    In July 1999, the Company executed a definitive agreement with Digital River for the sale of the assets of the Company consisting primarily of 3,000,000 shares of Digital River common stock and cash in a tax-free reorganization. Pursuant to the Agreement, the Company will receive 2,650,000 shares of Digital River common stock for which the Company will exchange 3,000,000 shares of Digital River common stock, which it currently holds, and $1.2 million in cash. The Company has adopted a plan of liquidation, subject to shareholder approval, which will provide that the Company will distribute the shares of Digital River common stock received in the exchange to the Company's shareholders after payment of the Company's liabilities and the establishment of a liquidating trust to pay any potential future liabilities of the Company. The Company expects to contribute $6.2 million in cash and Digital River common stock to such trust. The Agreement requires that all of the operations of the Company, including its catalog and distribution businesses, be sold or liquidated prior to closing of the transaction contemplated by such Agreement.

NOTE 4—PREFERRED STOCK

    In June 1999, the Company sent notice to all preferred stockholders that the Company intended to call all preferred stock. The terms of the preferred shares provided that after five years from the date of issuance, the Company on sixty days notice may call such shares. In August 1999, the Company paid the principal plus accrued dividends to the date of payment to the holders of such preferred shares.

NOTE 5—COMPREHENSIVE INCOME

    SFAS No. 130 established standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. Other comprehensive income/(loss) for the three and nine month periods ended September 30, 1999 was approximately ($21,666,000) and ($25,905,000), respectively, compared to $13,936,000 and $13,887,000 for the same periods of 1998. Other comprehensive income was comprised of changes in the market value of the available-for-sale securities and the investment in Digital River.

TECH SQUARED INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain statements contained herein are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Such forward-looking information may be indicated by words such as will, may be, expects or anticipates. In addition to the factors discussed herein, among the other factors that could cause actual results to differ materially are the following: business conditions and growth in the personal computer industry and the general economy; competitive factors such as rival computer and peripheral product sellers and price pressures; availability of vendor products at reasonable prices; inventory risks due to shifts in market demand; and risks presented from time to time in reports filed by the Company with the Securities and Exchange Commission, including but not limited to the annual report on Form 10-K, as amended, for the year ended December 31, 1998.

    The Company sells microcomputer hardware and software products, primarily Apple Macintosh® related products and, to a lesser degree, Microsoft Windows 95/Windows NT/MS-DOS ("Wintel") compatible products. The Company's current target markets are (i) desktop publishing ("DTP"), graphic arts and pre-press industries through its DTP Direct catalog, (ii) computer dealers and value added resellers through its distribution business, and (iii) developers of internal corporate intranet and external Internet sites and managers of local area networks ("LAN") and wide area networks ("WAN").

    In February 1999, the board of directors of Tech Squared authorized the officers of the Company to make investigations and, if appropriate, enter into preliminary negotiations regarding possible changes in the Company's business including, but not limited to, strategic alliances, joint ventures, mergers, sale of the Company's operating business and other alternatives. In April 1999, the Company retained Bayview Capital Group, Inc. of Wayzata, Minnesota to act as its exclusive advisor to locate one or more potential purchasers of certain operating assets and businesses of the Company, specifically the DTP Catalog Operations, Net Direct Catalog Operations and Distribution Sales Operations. In November 1999, the Company announced it had signed a definitive agreement with Virtual Technology Corporation to sell substantially all of the Company's operating assets including the Company's DTP Direct, Net Direct and distribution operations together with various trade and internet domain names. The completion of the transaction is dependent upon the Company's shareholders' approval of the Company's liquidation, which is scheduled in December 1999 and receipt of financing by Virtual Technology Corporation.

    In July 1999, the Company executed a definitive agreement with Digital River for the sale of the assets of the Company consisting primarily of 3,000,000 shares of Digital River common stock and cash in a tax-free reorganization. Pursuant to the Agreement, the Company will receive 2,650,000 shares of Digital River common stock for which the Company will exchange 3,000,000 shares of Digital River common stock, which it currently holds, and $1.2 million in cash. The Company has adopted a plan of liquidation, subject to shareholder approval, which will provide that the Company will distribute the shares of Digital River common stock received in the exchange to the Company's shareholders after payment of the Company's liabilities and the establishment of a liquidating trust to pay any potential future liabilities of the Company. The Company expects to contribute $6.2 million in cash and Digital River common stock to such trust. The Agreement requires that all of the operations of the Company, including its catalog and distribution businesses, be sold or liquidated prior to closing of the transaction contemplated by such Agreement.

    For the three months ended September 30, 1999 the Company recorded a consolidated net loss applicable to common shares of ($2,812,000) or ($0.22) per share compared to ($982,000) or ($0.09) per share in the third quarter of 1998. The consolidated losses applicable to common shares from 1998 include the Company's share of losses of Digital River, which amounted to $370,000 in the third quarter of 1998. For the nine months ended September 30, 1999 the Company recorded a consolidated net loss applicable to common shares of ($3,774,000) or ($0.30) per share compared to ($2,529,000) or ($0.23) per share for the same period of 1998. The consolidated losses applicable to common shares for the nine-month period ended September 30, 1998 included the Company's share of losses of Digital River, which amounted to $1,829,000. Digital River's issuance of additional shares in 1998 resulted in the Company accounting for its investment in Digital River as "available-for-sale" securities starting August 12, 1998.

Results of Operations

Net Sales

    Net sales for the Company's third quarter ended September 30, 1999 totaled $11,547,000 compared to $9,721,000 for the corresponding period of 1998, an increase of 18.8%. Sales through the Company's distribution business increased $1,763,000, an increase of 74.3%, which is primarily attributable to increases in sales of digital cameras, hard drives and memory. Sales to DTP Direct catalog customers increased by 2.8% over the same period last year. Sales to Net Direct catalog customers, the Company's network-focused catalog which was discontinued in June 1999, contributed $287,000 to the third quarter sales. Net sales for the first nine months of 1999 totaled $33,167,000 compared to $27,816,000 for the same period of 1998.

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

Gross Profit

    Gross profit for the three-month period ended September 30, 1999 was $1,248,000 or 10.8% of net sales compared to $1,243,000 or 12.8% of net sales for the comparable period of 1998. The decrease in gross profit is primarily the result of increased sales to the Company's distribution customers, which typically are at a lower gross profit margin compared to sales to the Company's DTP Direct customers. Gross profit for the nine-month period ended September 30, 1999 was $3,899,000 or 11.8% compared to $3,523,000 or 12.7% of net sales for the same period in 1998. The Company expects ongoing competitive pressure on gross profit, and, consequently, changes in pricing and product configuration will be necessary in order to remain competitive.

Selling and Marketing Expenses

    Selling and marketing expenses totaled $497,000 or 4.3% of sales during the quarter ended September 30, 1999, compared to $817,000 or 8.4% of sales during the corresponding period of 1998. For the nine month period ended September 30, 1999, selling and marketing expenses were $1,899,000 or 5.7% of sales versus $2,101,000 or 7.6% of sales for the same period in 1998. The decrease in selling and marketing expenses for the three-month period ended September 30, 1999 was primarily attributable to the discontinued production of the Net Direct catalog. The Net Direct catalog, which was last mailed in June 1999, was directed at developers of internal corporate intranet and external Internet sites and managers of LANs and WANs.

General and Administrative Expenses

    General and administrative expenses for the quarter ended September 30, 1999 were $3,549,000 compared to $734,000 for the comparable period of 1998. For the nine month period ended September 30, 1999, general and administrative expenses were $5,636,000 compared to $1,782,000 for the related period of 1998. The increases for the three and nine month periods ended September 30, 1999 over the same periods of 1998 is attributable to several factors including payroll and employee-related expenses, legal and consulting fees related to the pending transaction with Digital River, and transaction processing fees. The payroll and employee-related expenses primarily are the result of certain non-cash charges ($1,895,000) related to option exercises.

Net Interest Income/(Expense)

    Net interest income for the quarter ended September 30, 1999 was $18,000 compared to net interest expense of $33,000 for the same period in 1998. Net interest income for the nine-month period ended September 30, 1999 was $53,000 compared to net interest expense of $74,000 for the same period in 1998. The reduction in interest expense is primarily due to a decrease in the average outstanding balance on the Company's line of credit, and the increase in interest income is mainly attributed to an increase in cash in an interest bearing account.

Liquidity and Capital Resources

    The Company's principal sources of liquidity at September 30, 1999, consisted of liquid funds, a revolving line of credit agreement with US Bancorp National Association ("US Bank"), and vendor trade credit lines.

    The Company has a Revolving Line of Credit Agreement with US Bank. Borrowings under the $1,560,000 amended agreement are payable on demand, limited to eligible restricted cash, and bear interest at the reference rate minus .25%. As of September 30, 1999, the Company had unused availability under the line of credit of approximately $663,000 and outstanding borrowings of $337,000.

    The Company has a flooring program with a financing company covering up to $633,000 in inventory purchases. The flooring program is secured by a standby letter of credit in the amount of $560,000 issued pursuant to the Company's line of credit with US Bank. The Company uses the flooring program to take advantage of certain programs with its major distributors.

    As of September 30, 1999, the Company had working capital of $2,166,000. Inventory decreased to $1,538,000 as of September 30,1999, from $1,738,000 as of December 31, 1998. Inventory turns were 22.4 in the third quarter of 1999, up from 16.1 turns in the second quarter of 1999, and up from 11.7 turns in the third quarter of 1998. The increase in inventory turns is a result of improved inventory management and a higher percentage of orders being drop shipped directly from vendors and distributors to customers. Capital expenditures totaled $119,000 in the third quarter of 1999 compared to $216,000 in the third quarter of 1998.

    The Company believes that funds generated from management of receivable and inventory levels, advances under its line of credit, further expansion of lines with trade creditors, and the cash on hand, would be sufficient to fund its operations through the end of 1999 if the pending transaction with Virtual Technology Corporation is not completed. However, maintaining an adequate level of working capital through the end of 1999 and thereafter would depend in part on the success of the Company's sales and marketing efforts and the Company's ability to control operating expenses. In addition, the potential delay of customers' purchase decisions because of uncertainty about the year 2000 issues might have a significant effect on sales. Furthermore, funding of the Company's operations in future periods would possibly require additional investments in the Company in the form of equity or debt. There can be no assurance that the Company would achieve desired levels of sales or profitability or that future capital infusions would be available.

Year 2000 Compliance

    The Company's computer system and those of third parties with whom it does business will be affected by issues and problems related to changes required as a result of the year 2000 problem ("Y2K"). The Company's three key systems and assets that may be directly impacted by the Y2K issue are its financial and data system, its telephone system and its voice mail system. The financial and data system requirements have been assessed and were upgraded and modified to be Y2K compliant in April 1999. The telephone system is Y2K compliant and was tested in October 1999. The voice mail system was upgraded in October and was rolled out and tested in November 1999. The Company incurred expenses to modify and upgrade its systems to be Y2K compliant totaling approximately $35,000 in 1998, and approximately $45,000 through October 1999. Maintenance and modification costs incurred by the Company specifically related to Y2K were expensed as incurred and costs of new software (whether purchased or internally developed) were capitalized and amortized over the useful life of the applicable software.

    While the Company has exercised its best efforts to identify and remedy any potential Y2K exposures within its control, certain risks exist with vendors and suppliers which, to a significant extent, are beyond the immediate control of the Company. To date, the Company has not identified any vendors or suppliers who will not be Y2K compliant; however, this analysis is still in process. The Company plans to develop appropriate contingency plans if non-compliant vendors are identified. Failure to achieve timely completion of required modifications or conversions or failure of the third parties with whom the Company has relationships (e.g., vendors, clients, credit card processors) to be Y2K compliant could have a material affect on the financial condition and operations of the Company. The Company, however, is unable to fully assess disruption that may occur as a result of supplier's and customer's non-compliance. Because the Company markets products manufactured by multiple sources and typically sells the products as "packages", Y2K problems affecting the Company's vendors may have a significant affect on the Company. In addition, customers may delay purchase decisions because of the uncertainty about Y2K issues.

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

    The 3,000,000 Digital River shares are valued at $40,780,000 (net of deferred taxes of $24,470,000) in the Company's balance sheet as of September 30, 1999. That valuation was based upon the closing market price of Digital River common stock of $21.75 per share on September 30, 1999. A $5 and $10 per share reduction in the market price of the Digital River common stock would result in a $9,420,000 and $18,840,000 reduction, respectively, in the net assets and comprehensive income of the Company. Such a decrease would not impact net loss or cash flows.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    Richard J. Apple, who served as Chief Executive Officer of the Company from July 1998 until February 1999, has commenced a lawsuit against the Company and certain of its officers based on claims that (i) Mr. Apple's stock options vested, prior to his termination, pursuant to a claimed acceleration of vesting due to a supposed "change of control;" (ii) the Company unlawfully terminated Apple's employment; and (iii) the Company's directors breached their fiduciary duty in several instances. Such complaint seeks unspecified damages in excess of $50,000 and an award of 775,000 registered shares of the Company's common stock.

    The Company believes such claims are without merit and intends to contest such lawsuit vigorously. Discovery on the pending lawsuit is continuing.

    On August 17, 1999, a shareholder of the Company filed a complaint in Minnesota state court, Hennepin County, on behalf of the Company against some of the Company's current and former directors and former officers. The lawsuit, which was brought as a derivative action and which seeks certification as a class action, alleges that the individual defendants breached their fiduciary duties owed to the Company and its shareholders by approving the Digital River transaction (1) for inadequate consideration and (2) on terms favorable to the individual defendants at the expense of minority shareholders. The named plaintiff has asked the court for a preliminary injunction preventing the Company from proceeding with the transaction with Digital River. The Company has filed a motion to dismiss the complaint. A hearing has been held on motions for an injunction and to dismiss but no decision has been rendered by the court.

    If the Company is unable to obtain dismissal of the lawsuit, the transaction with Digital River will be at risk. If the Company's ability to proceed with the transaction is delayed, Digital River may be able to terminate the agreement. Another transaction may not be found which would result in the same after-tax value to the Company's shareholders.

    The Company believes the lawsuit is without merit and creates a significant risk that the value to be received by our shareholders may be significantly reduced. The Company intends to contest the lawsuit to the fullest extent possible.

Item 2.  Changes in Securities and Use of Proceeds

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

10.76	Second Amendment to Financing Agreement between Tech Squared Inc. and US Bancorp National Association dated May 15, 1998.
10.77	Third Amendment to Financing Agreement between Tech Squared Inc. and US Bancorp National Association dated July 13, 1998.
10.78	Fourth Amendment to Financing Agreement between Tech Squared Inc. and US Bancorp National Association dated July 31, 1999.
27.1	Financial Data Schedule.

  (b)
  Reports on Form 8-K

    None

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH SQUARED INC.
November 12, 1999	/s/ CHARLES E. REESE Charles E. Reese, Jr., Chief Executive Officer
/s/ JEFFREY F. MARTIN Jeffrey F. Martin, Chief Financial Officer

EXHIBIT INDEX

Exhibit Index	Description

10.76	Second Amendment to Financing Agreement between Tech Squared Inc. and US Bancorp National Association dated May 13, 1998.
10.77	Third Amendment to Financing Agreement between Tech Squared Inc. and US Bancorp National Association dated July 13, 1998.
10.78	Fourth Amendment to Financing Agreement between Tech Squared Inc. and US Bancorp National Association dated July 31, 1999.
27.1	Financial Data Schedule

QuickLinks

TECH SQUARED INC. INDEX
Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K.
Signature

EXHIBIT INDEX